Form 10QSB
period 2002-03-31
PRO SQUARED INC
filed 2002-05-20
CIK 1164500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR  THE  QUARTERLY  PERIOD  ENDED  March 31, 2002.
                                         ---------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                                 PRO SQUARED, INC.
                                 -----------------
        (Exact name of small business issuer as specified in its charter)


      Texas                                        76-0686021
     --------                                      ----------
(State  or  other  jurisdiction  of             (I.R.S. Employer
  incorporation  or  organization)             Identification  No.)



          1770  St.  James  Place,  Suite  115,  Houston,  Texas 77056

                           --------------------------
                    (Address of principal executive offices)

                                 (713) 622-1100
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No ___


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of May 18 , 2002 was 53,500,040.

PART  1  -  FINANCIAL  INFORMATION
            ----------------------

                                 PRO SQUARED, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)
                                   -----------

                                     ASSETS
                                     ------
CURRENT ASSETS
Cash                                                   $  63,511
Accounts receivable, net of reserve of $30,000           305,624
Unbilled receivable                                       24,381
Note receivable, net of reserve of $74,000                23,587
Prepaid expense and other current assets                  28,581
                                                       ---------

Total current assets                                     445,684
                                                       ----------

Fixed assets, net of accumulated depreciation of $816     26,534
                                                       ----------

TOTAL ASSETS                                           $ 472,218
                                                       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                      $  46,660
Accrued liabilities                                     142,280
Note payable                                            249,079
                                                      ----------
Total current liabilities                               438,019
                                                      ----------

SHAREHOLDERS' EQUITY
Common stock, par value $.001, 200,000,000
shares authorized, 53,500,040 shares
outstanding                                             53,500
Paid-in capital                                        118,428
Retained deficit                                      (132,058)
                                                      ----------
                                                        39,870
Subscription receivable for common stock                (5,671)
                                                      ----------

Total shareholders' equity                              34,199
                                                      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $472,218
                                                      ==========


   The accompanying notes are an integral part of these financial statements.



                                PRO SQUARED, INC.
                             STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
                                   -----------

CONSULTING REVENUE                         $   388,665

COST OF CONSULTING REVENUE                     177,336
                                           ------------

GROSS PROFIT                                   211,329
                                           ------------

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative                     211,850
Bad debt expense                                27,087
Professional and consulting fees                47,495
                                           ------------

Total general and administrative expenses      286,432
                                           ------------

Loss from operations                           (75,103)

OTHER EXPENSE
Interest expense                               (18,669)
                                           ------------

Loss before income taxes                       (93,772)

INCOME TAX BENEFIT                                   -
                                           ------------

NET LOSS                                   $   (93,772)
                                           ============

Basic and diluted loss per share           $      0.00
                                           ============

Basic weighted average shares outstanding   44,847,262
                                           ============

   The accompanying notes are an integral part of these financial statements.
                                      F-2

                                PRO SQUARED, INC.
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31,2002
                                   (UNAUDITED)
                                   -----------



CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                        $ (93,772)
 Adjustments to reconcile net loss to net cash from operations
   Depreciation                                                       816
Increase in accounts receivable                                  (214,910)
Decrease in unbilled receivable                                    17,736
Decrease in note receivable                                        41,698
Increase in prepaid expense and other current assets               (8,301)
Increase in accounts payable                                       17,107
Increase in accrued liabilities and deferred tax liability         49,149
                                                                ----------

Net cash used by operating activities                            (190,477)
                                                                ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                          (27,350)
                                                                ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt                                                  (168,766)
Cost of raising capital                                            (8,126)
Decrease in subscriptions receivable                               10,999
Proceeds from issuance of note payable                            369,591
                                                                ----------

Net cash flow by financing activities                             203,698
                                                                ----------

NET DECREASE IN CASH                                              (14,129)

CASH AT BEGINNING OF PERIOD                                        77,640
                                                                ----------

CASH AT END OF PERIOD                                           $  63,511
                                                                ==========

SUPPLEMENTAL INFORMATION
Interest paid in cash                                           $  16,753
Common stock subscribed                                             2,812
Services received for subscriptions receivable                      3,842
Common stock issued for services                                   74,688


   The accompanying notes are an integral part of these financial statements.
                                      F-3


                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE  1.  -  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements of Pro Squared, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2001 which are included as part of Amendment 4 to the Company's Form 10-SB.

NOTE  2.  -  NATURE  OF  COMPANY

Pro Squared, Inc. (the "Company") was organized on July 24, 2001 and began operations effective August 1, 2001. The Company has established a fiscal year end of December 31. The Company provides project management and integration consulting services throughout the United States. Effective August 1, 2001, the Company acquired its initial assets, related liabilities, assumed contracts and continued the operations from the acquisition of Craig Crawford d.b.a. Pro2, a proprietorship. The acquisition was accounted for as a purchase. The Company received $177,762 of net assets and $162,643 of liabilities. Since the assets were purchased from an entity under common control, the net assets were recorded at proprietor's cost, which approximated fair market value.

NOTE  3.  -  GOING  CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had only eight months of operations, incurred a net loss of $93,772 for the three months ending March 31, 2002, had a retained deficit of $132,058 at March 31, 2002, and is experiencing cash flow problems. This raises questions as to the ability of the Company to attain future profitable operations and for the Company to expand as its customers require additional service. The Company is pursuing a strategy to reduce its expenses consistent with its current revenue. During the first quarter of 2002, the Company converted $74,688 of accrued liabilities into and received net subscriptions receivable for 8,750,000 shares of the Company's Common stock. The Company is taking immediate steps to reduce administrative costs and cost of sales by reducing the number of employees, reducing fixed administrative salaries and changing certain employee arrangements from fixed dollar amounts to a per hour charged to customers basis. Management believes these actions will allow the Company to return to a positive cash flow.


NOTE  4.  DEFERRED  INCOME  TAXES

As of March 1, 2002, the Company has an estimated deferred tax asset of $101,300, resulting from net operating loss carry forwards, and an estimated deferred tax liability of $61,500 related to capitalized software development costs and the accrual to cash conversion for tax purposes. The net deferred tax asset of $39,800 has been fully reserved by the Company.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at March 31, 2002 included herein and our financial statements at December 31, 2001 included in Amendment 4 to Form 10-SB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

To date we have raised funds through the issuance of shares of our common stock and have increased liquidity through sales of accounts receivable. The funds we have raised to date have been applied towards our corporate legal fees, accounting fees, lease payments and our general day-to-day operations. During the first quarter of 2002, the Company converted $74,688 of accrued liabilities into and received net subscriptions receivable for 8,750,000 shares of the Company's Common stock.

As of March 31, 2002, we had cash available of $63,511 and total current assets of $445,684. At that same date, we had total current liabilities of $438,019 with total liabilities and shareholder's equity of $472,218. For the period ended March 31, 2002 we incurred total general and administrative expenses of $286,432 which included, but were not limited to, wage payments, office rent, consulting, legal and accounting services, bad debt expense and general liability insurance expenses. For the three months ending March 31, 2002 we have generated consulting revenue of $388,665 of which the cost of sales to generate such revenue was $177,336 plus additional expenses resulting in net loss of $93,772 and a retained deficit of $132,058 at March 31, 2002. We had 44,847,262 weighted shares outstanding with a basic and diluted loss per share of $0.00.

Our current level of gross consulting revenues are approximately $120,000 to $150,000 per month. Certain anticipated contracts in the first quarter were delayed pending the release of Microsoft Project 2002, which occurred in May 2002. We also plan on increasing revenue levels by improving our brand name recognition through client referrals, offering quality service, and increased sales efforts of the Microsoft Project training CDs and web based training for Microsoft Project. Rebranding and software improvements for our Microsoft Office tools were completed in May 2002.

The Company is taking steps in the second quarter to reduce administrative costs and cost of sales by reducing the number of employees, reducing fixed administrative salaries and by changing certain employee arrangements from fixed dollar amounts to a per hour charged to customers basis.

In order for us to significantly increase our current operating levels, we anticipate a need for additional funding in the second half of the 2002 fiscal year. We can give no assurance that we will be able to maintain or expand our current operating levels. We may seek additional capital through an offering of our equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.

                           PART II - OTHER INFORMATION


ITEM  2.  CHANGE  IN  SECURITIES

Recent sale of unregistered securities.

     During the first quarter for the 2002 fiscal year, we have issued unregistered securities to the persons, as described below. The Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. All recipients had adequate access, through their relationships with us, to information about us.

In the first quarter of 2002, one individual exercised an option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.005 per share

Effective as of March 31, 2002, the following individuals elected to convert salary or debt owed to them by the Company into shares of the Company's common stock valued at $.01 per share:

- Mr. McCoppin converted $22,500 into 2,250,000 shares of common stock;
- Mr. Hanson converted $2,500 into 250,000 shares of common stock;
- Corporate Strategies, Inc. converted $10,000 into 1,000,000 shares of common stock;
- Mr. Winchester converted $5,000 into 500,000 shares of common stock;
- Mr. Moebius converted $5,000 into 500,000 shares of common stock; and
- Mr. Crawford converted $22,500 into 2,250,000 shares of common stock.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


ITEM  5.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


       a. Exhibits

3.1 Certificate and Articles of Incorporation of Pro Squared, Inc. filed as an Exhibit to the Company's Form 10-SB filed with the Commission on January 11, 2002 and incorporated herein by reference.

3.2 Amended Certificate of Incorporation of Pro Squared, Inc. filed as an Exhibit to the Company's Form 10-SB filed with the Commission on January 11, 2002 and incorporated herein by reference.

3.3 Bylaws of Pro Squared, Inc. filed as an Exhibit to the Company's Form 10-SB filed with the Commission on January 11, 2002 and incorporated herein by reference.

10.1 Consulting agreement dated January 18, 2002 between Jeffery Spencer and the Company filed as an Exhibit to the Company's Form 10-SB/A filed with the Commission on March 12, 2002 and incorporated herein by reference.

10.2 Security Agreement between Mediatrain, Inc. and the Company dated December 13, 2001 filed as an Exhibit to the Company's Form 10-SB/A filed with the Commission on March 12, 2002 and incorporated herein by reference.

10.3 Guaranty Agreement between Mediatrain, Inc. and the Company dated December 13, 2001 filed as an Exhibit to the Company's Form 10-SB/A filed with the Commission on March 12, 2002 and incorporated herein by reference.

       b. There were no reports on Form 8-K filed with the Commission for the quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PRO SQUARED, INC.

Dated:  May 20, 2002
                                     By: /s/ Craig Crawford
                                         ------------------------
                                   Name:  Craig Crawford
                                  Title:  President, Director
                                          Principal Executive Officer and
                                          Principal  Accounting Officer