Form 10QSB
period 2002-06-30
PRO SQUARED INC
filed 2002-08-19
CIK 1164500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR  THE  QUARTERLY  PERIOD  ENDED  June 30, 2002.
                                         ---------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

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

                                Yes  X   No ___


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of August 1, 2002 was 54,020,040.

PART  1  -  FINANCIAL  INFORMATION
            ----------------------

                                PRO SQUARED, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                     ASSETS
                                     ------

CURRENT  ASSETS
 Cash                                                 $    38,721
 Accounts receivable, net of reserve of $63,000           221,461
 Unbilled receivable                                        3,097
 Note receivable, net of reserve of $74,000                23,248
 Prepaid expense and other current assets                  14,862
                                                     --------------

 Total current assets                                     301,389
                                                     --------------

 Fixed assets, net of accumulated
   depreciation of $4,367                                 42,670
                                                     --------------

 TOTAL ASSETS                                         $  344,059
                                                     ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT  LIABILITIES

 Accounts payable                                      $  63,151
 Accrued liabilities                                     127,930
 Deferred revenue                                         44,350
 Note payable                                            176,677
 Notes payable to shareholders                            65,000
                                                     --------------

 Total current liabilities                              477,108
                                                     --------------

SHAREHOLDERS'  DEFICIT
 Common  stock,  par  value  $.001,  200,000,000
      shares  authorized,  54,020,040  shares
      outstanding                                       54,020
 Paid-in capital                                       143,908
 Retained deficit                                     (326,556)
                                                     -------------

                                                      (128,628)
 Subscription receivable for common stock               (4,421)
                                                     -------------

 Total shareholders' deficit                          (133,049)
                                                     -------------


TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $344,059
                                                    ==============

   The accompanying notes are an integral part of these financial statements.

                                PRO SQUARED, INC.
                             STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                   -----------


CONSULTING REVENUE                            $ 713,287
COST OF CONSULTING REVENUE                      318,576
                                            ------------

GROSS PROFIT                                    394,711
                                            ------------

GENERAL AND ADMINISTRATIVE EXPENSES
 General and administrative                      52,997
 Salaries and benefits                          377,400
 Travel and entertainment                        45,678
 Bad debt expense                                64,875
 Professional and consulting fees                79,682
                                            ------------

 Total general and administrative expenses      620,632
                                            ------------

 Loss from operations                          (225,921)

OTHER INCOME (EXPENSE)
 Interest expense                               (67,718)
 Interest income                                  5,369
                                            ------------

 Loss before income taxes                      (288,270)
                                            ------------

INCOME TAX PROVISION                                  -
                                            ------------

 NET LOSS                                   $  (288,270)
                                            ============

 Basic and diluted loss per share           $     (0.01)
                                            ============

 Basic weighted average shares outstanding   49,201,311
                                            ============

   The accompanying notes are an integral part of these financial statements.


                                PRO SQUARED, INC.
                             STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                   -----------


CONSULTING REVENUE                            $ 324,622

COST OF CONSULTING REVENUE                      141,240
                                            ------------

GROSS PROFIT                                    183,382
                                            ------------

GENERAL AND ADMINISTRATIVE EXPENSES
 General and administrative                      27,471
 Salaries and benefits                          216,209
 Travel and entertainment                        20,545
 Bad debt expense                                33,000
 Professional and consulting fees                32,187
                                            ------------

 Total general and administrative expenses      329,412
                                            ------------

 Loss from operations                          (146,030)

OTHER INCOME (EXPENSE)
 Interest expense                               (49,049)
 Interest income                                    581
                                            ------------

 Loss before income taxes                      (194,498)
                                            ------------

INCOME TAX PROVISION                                  -
                                            ------------

 NET LOSS                                   $  (194,498)
                                            ============

 Basic and diluted loss per share           $     (0.00)
                                            ============

 Basic weighted average shares outstanding   53,507,513
                                            ============

   The accompanying notes are an integral part of these financial statements.

                                PRO SQUARED, INC.
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                   -----------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES


Net Loss                                                            $(288,270)
 Adjustments to reconcile net loss to net cash from operations
  Depreciation                                                          4,367
  Increase in accounts receivable                                    (130,747)
  Decrease in unbilled receivable                                      39,020
  Decrease in note receivable                                          42,037
  Decrease in prepaid expense and other current assets                  5,418
  Increase in accounts payable                                         33,598
  Increase in accrued liabilities and deferred tax liability           56,799
  Increase in deferred revenue                                         44,350
                                                                    ----------

  Net cash used by operating activities                              (193,428)
                                                                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                           (47,037)
                                                                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of debt                                                  (571,182)
   Cost of raising capital                                            (8,126)
   Proceeds from issuance of common stock                              4,000
   Decrease in subscriptions receivable                               12,249
   Proceeds from issuance of notes payable to shareholders            65,000
   Proceeds from issuance of note payable                            699,605
                                                                    ----------

   Net cash flow by financing activities                             201,546
                                                                   ----------

NET DECREASE IN CASH                                                 (38,919)

CASH AT BEGINNING OF PERIOD                                           77,640
                                                                   ----------

CASH AT END OF PERIOD                                              $  38,721
                                                                   ==========

SUPPLEMENTAL INFORMATION
  Interest paid in cash                                            $  58,129
  Common stock subscribed                                              2,812
  Services received for subscriptions receivable                       3,842
  Common stock issued for services and accrued liabilities            96,688


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

These financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2001 which are included as part of Amendment No. 4 to the Company's Form 10-SB filed with the Securities and Exchange Commission.

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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had only eleven months of operations, incurred a net loss of $288,270 for the six months ending June 30, 2002, had a retained deficit of $326,556 at June 30, 2002, and is experiencing cash flow problems. This raises questions as to the ability of the Company to attain future profitable operations and for the Company to expand as its customers require additional service. During the first two quarters of 2002, the Company converted $96,688 of accrued liabilities into and received net subscriptions receivable for 9,190,000 shares of the Company's Common stock.

The Company is taking immediate steps to increase revenues by capitalizing on the increasing client orders, and continues to focus on reducing costs by minimizing Unreimbursed travel, not paying certain employees for time not billable to clients, and such other steps as may be necessary. The Company is also seeking additional capital investment and is negotiating to receive a working capital loan or loans.

We believe the improved contract closure rate we have experienced, so far, in August, 2002 will result in much higher gross revenues, more closely matching our general and administrative expense to revenues, resulting in a return to profitability in the near future. In addition, we believe a large contract currently in negotiation will start by early October, 2002 further strengthening our monthly operating results. Management believes these actions will allow the Company to return to a positive cash flow.

NOTE  4.  -  DEFERRED  INCOME  TAXES

As of June 30, 2002, the Company has an estimated deferred tax asset of $109,000, resulting from net operating loss carry forwards and the accrual to cash conversion for tax purposes and an estimated deferred tax liability of $12,000 related to capitalized software development costs. The net deferred tax asset of $97,000 has been fully reserved by the Company.

NOTE  5.  -  NOTES  PAYABLE  TO  SHAREHOLDERS

On June 12, 2002, the Company entered into an unsecured note payable of $15,000 with one of its shareholders. The note bears interest at 18% with a due date of August 31, 2002. If the note is not paid by August 31, 2002, the shareholder has the right to convert the debt into 1,575,000 common shares of the Company. On June 28, 2002, the Company entered into a secured promissory note payable of $50,000 with another shareholder. The note bears interest at 18% and is payable in twelve (12) monthly installments with the final payment due June 28, 2003. The note is secured by the assets of the Company and by Stock Pledge Agreements by certain of the founding shareholders of the Company pledging their stock in the Company.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at June 30, 2002 included herein and our financial statements at December 31, 2001 included in Amendment 4 to Form 10-SB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

To date we have raised funds through the issuance of shares of our common stock and have increased liquidity through sales of accounts receivable. The funds we have raised to date have been applied towards our corporate legal fees, accounting fees, lease payments and our general day-to-day operations.

As of June 30, 2002, we had cash available of $38,721 and total current assets of $301,389. At that same date, we had total current liabilities of $477,108 with total liabilities and shareholder's deficit of $344,059. For the six months ended June 30, 2002 we incurred total general and administrative expenses of $620,632 which included, but were not limited to, wage payments, office rent, consulting, legal and accounting services, bad debt expense and general liability insurance expenses. For the six months ending June 30, 2002 we have generated consulting revenue of $713,287 of which the cost of sales to generate such revenue was $318,576 plus additional expenses resulting in a net loss of $288,270 and a retained deficit of $326,556 at June 30, 2002. We had 49,201,311 weighted  shares  outstanding  with a basic and diluted loss per share of $0.01.

For the three month period ended June 30, 2002 we have consulting revenues of $324,622 with related cost of sales of $141,240, general and administrative expenses and other expenses of $377,880 resulting in a loss of $194,498.

The level of gross consulting revenues for the first two quarters ranged from approximately $105,000 to $138,000 per month. Certain anticipated contracts in the first and second quarter were delayed pending the availability of Microsoft Project 2002, which occurred in May 2002. Clients were slow to adopt the new software product and hire us for the related consulting, implementation and configuration services. Therefore, significant orders slipped from the first and second quarters into the third quarter. We also plan on increasing revenue levels by improving our brand name recognition through client referrals, offering quality service, and increased sales efforts of the Microsoft Project training CDs and web based training for Microsoft Project. Rebranding and software improvements for our Microsoft Office tools have continued into the third quarter.

General and Administrative costs in the second quarter increased approximately $38,000 over the first quarter. The planned reductions in the number of employees, reduction of fixed administrative salaries and changing of certain employee arrangements from fixed dollar amounts to a per hour charged to customers basis were more than offset by the increased costs related to assisting Microsoft in rolling out Microsoft Project 2002. We also hired two additional sales personnel in May, 2002 to assist us in closing new accounts and capitalizing on the increased marketing effort by Microsoft. These costs included additional administrative salaries, travel and other related costs. We believe these costs were necessary to support Microsoft, and improve brand recognition. We believe these additional costs are directly related to the current increase in orders from clients and we anticipate a significant monthly revenue increase starting in August of 2002. We believe if we had not incurred these increased marketing costs consulting revenue would not be increasing.

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

The Board of Directors has elected to adopt all of the BBX Exchange Corporate Governance Standards. This includes the election of at least one independent director, who will Head the audit and compensation committees. The Directors have elected Craig Longhurst as the independent director.

                           PART II - OTHER INFORMATION


ITEM  2.  CHANGE  IN  SECURITIES

Recent sale of unregistered securities.

     During the second quarter for the 2002 fiscal year, we have issued unregistered securities to the persons, as described below. The Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. All recipients had adequate access, through their relationships with us, to information about us.

Effective as of June 30, 2002, the following individual elected to convert salary or debt owed to him by the Company into shares of the Company's common stock valued at $.05 per share:

-  Mr.  Ralph  Winston  converted  $22,000  into 440,000 shares of common stock;

During June, 2002 the Company sold 20,000 shares at $.05 per share to four individuals for an aggregate purchase price of $4,000:

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


ITEM  5.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


       a. Exhibits

          None

       b. There were no reports on Form 8-K filed with the Commission for the quarter ended June 30, 2002.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PRO SQUARED, INC.

Dated:  August 18, 2002
                                     By: /s/ Craig Crawford
                                         ------------------------
                                     Name:  Craig Crawford
                                     Title:  President, Director
                                          Principal Executive Officer and
                                          Principal  Accounting Officer

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Pro Squared, Inc. Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                         /s/ Craig Crawford
                         ______________________________________
                         By: Craig Crawford
                         Chief Executive Officer/Chief Financial Officer August 18, 2002