Form 10QSB
period 2002-09-30
PRO SQUARED INC
filed 2002-11-19
CIK 1164500

                                  UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR  THE  QUARTERLY  PERIOD  ENDED  September  30,  2002.
                                         ---------------
[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES AND
     EXCHANGE  ACT  OF  1934.

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

                                Yes  X  No  ___
                                    --


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of September 30 was 55,677,540.

PART  1  -  FINANCIAL  INFORMATION
            ----------------------

                                PRO SQUARED, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                   -----------


                                     ASSETS
                                     ------


CURRENT ASSETS
Cash                                                     $   2,731
Accounts receivable                                        292,179
Unbilled receivable                                          7,720
Note receivable, net of reserve of $74,000                  23,085
Prepaid expense and other current assets                    20,735
                                                         ----------

Total current assets                                       346,450

Fixed assets, net of accumulated depreciation of $8,989     51,146
                                                         ----------

TOTAL ASSETS                                             $ 397,596
                                                         ==========


LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------------------------

CURRENT LIABILITIES
Accounts payable                                         $  69,334
Accrued liabilities                                        226,929
Deferred revenue                                            14,675
Note payable                                               215,775
Notes payable to shareholders                               61,945
                                                         ----------

   Total current liabilities                               588,658
                                                         ----------

SHAREHOLDERS' DEFICIT
Common stock, par value $.001, 200,000,000
shares authorized, 55,677,540 shares
outstanding                                                 55,677
Paid-in capital                                            213,876
Retained deficit                                          (458,006)
                                                         ----------

                                                          (188,453)
Subscription receivable for common stock                    (2,609)
                                                         ----------

Total shareholders' deficit                               (191,062)
                                                         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $ 397,596
                                                         ==========



   The  accompanying  notes  are an integral part of these financial statements.

                                PRO SQUARED, INC.
                             STATEMENT OF OPERATIONS
               NINE MONTHS ENDED SEPTEMBER 30, 2002 AND THE PERIOD
              FROM INCEPTION (JULY 24, 2001) TO SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                   -----------

                                                        2002          2001
CONSULTING REVENUE                                  $ 1,081,661   $   211,863

COST OF CONSULTING REVENUE                              446,007        71,143
                                                    ------------  ------------

GROSS PROFIT                                            635,654       140,720
                                                    ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative                               87,329        13,920
Salaries and benefits                                   652,270        56,307
Travel and entertainment                                 67,391         3,969
Bad debt expense                                         64,875             -
Professional and consulting fees                        117,123        27,680
                                                    ------------  ------------

Total general and administrative expenses               988,988       101,876
                                                    ------------  ------------

Income (loss) from operations                          (353,334)       38,844

OTHER INCOME (EXPENSE)
Interest expense                                        (96,810)       (2,168)
Interest income                                           9,494             -
Recovery of receivables previously written off           20,929             -
                                                    ------------  ------------

Income (loss) before income taxes                      (419,721)       36,676

INCOME TAX PROVISION                                          -        13,216
                                                    ------------  ------------

NET INCOME (LOSS)                                   $  (419,721)  $    23,460
                                                    ============  ============

Basic and diluted income (loss) per share           $     (0.01)  $      0.00
                                                    ============  ============

Basic weighted average shares outstanding            51,022,412    29,500,000
                                                    ============  ============




   The  accompanying  notes  are an integral part of these financial statements.

                                PRO SQUARED, INC.
                             STATEMENT OF OPERATIONS
              THREE MONTHS ENDED SEPTEMBER 30, 2002 AND THE PERIOD
              FROM INCEPTION (JULY 24, 2001) TO SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                   -----------

                                                        2002          2001
CONSULTING REVENUE                                  $   368,374   $   211,863

COST OF CONSULTING REVENUE                              127,430        71,143
                                                    ------------  ------------

GROSS PROFIT                                            240,944       140,720
                                                    ------------  ------------

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative                               33,247        13,920
Salaries and benefits                                   274,870        56,307
Travel and entertainment                                 22,798         3,969
Professional and consulting fees                         37,441        27,680
                                                    ------------  ------------

Total general and administrative expenses               368,356       101,876
                                                    ------------  ------------

Income (loss) from operations                          (127,412)       38,844

OTHER INCOME (EXPENSE)
Interest expense                                        (29,092)       (2,168)
Interest income                                           4,125             -
Recovery of receivables previously written off           20,929             -
                                                    ------------  ------------

Income (loss)  before income taxes                     (131,450)       36,676

INCOME TAX PROVISION                                          -        13,216
                                                    ------------  ------------

NET INCOME (LOSS)                                   $  (131,450)  $    23,460
                                                    ============  ============

Basic and diluted income (loss) per share           $     (0.00)  $      0.00
                                                    ============  ============

Basic weighted average shares outstanding            54,605,013    29,500,000
                                                    ============  ============



   The  accompanying  notes  are an integral part of these financial statements.

                                PRO SQUARED, INC.
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND THE
           PERIOD FROM INCEPTION (JULY 30, 2001) TO SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                   -----------

                                                                       2002          2001
                                                                       ----          ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net Loss                                                             $(419,721)  $  23,460
 Adjustments to reconcile net loss to net cash from operations
   Depreciation                                                          8,989           -
Increase in accounts receivable                                       (201,465)   (118,818)
Decrease in unbilled receivable                                         34,397      24,648
Decrease in note receivable                                             42,200           -
(Increase) decrease in prepaid expense and other current assets           (455)      2,542
Increase (decrease) in accounts payable                                 39,781     (10,160)
Increase in accrued liabilities and deferred tax liability             186,924      76,660
Increase in deferred revenue                                            14,675           -
Other                                                                        -         900
                                                                     ----------  ----------

Net cash used by operating activities                                 (294,675)       (768)
                                                                     ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                               (60,135)          -
                                                                     ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of note payable and note payable to shareholder              (822,182)    (18,556)
Cost of raising capital                                                 (8,126)          -
Proceeds from issuance of common stock                                  44,500           -
Decrease in subscriptions receivable                                    14,061           -
Proceeds from issuance of notes payable to shareholders                 65,000           -
Proceeds from issuance of note payable                                 986,648      33,480
                                                                     ----------  ----------

         Net cash flow provided by financing activities                279,901      14,924
                                                                     ----------  ----------

NET INCREASE (DECREASE) IN CASH                                        (74,909)     14,156

CASH AT BEGINNING OF PERIOD                                             77,640       1,505
                                                                     ----------  ----------

CASH AT END OF PERIOD                                                $   2,731   $  15,661
                                                                     ==========  ==========

SUPPLEMENTAL INFORMATION
     Assets and related liabilities received in a tax free exchange
          Assets, net                                                $       -   $ 177,762
          Liabilities                                                        -     162,643
    Interest paid in cash                                               78,682         773
    Common stock subscribed                                              2,812       5,350

    Services received for subscriptions receivable                       3,842           -

    Common stock issued for services and accrued libilities            127,813      19,500
    Common stock issued for shareholder loans                                -      12,500




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

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had only fourteen months of operations, incurred a net loss of $419,721 for the nine months ending September 30, 2002, had a retained deficit of $458,006 at September 30, 2002, and is experiencing cash flow problems. This raises questions as to the ability of the Company to attain future profitable operations and for the Company to expand as its customers require additional service. During the first three quarters of 2002, the Company converted $127,813 of accrued liabilities into 9,812,500 shares of the Company's Common stock.

The Company is pursuing a strategy to increase revenues and control expenses consistent with its projected revenue. The Company is taking immediate steps to increase revenues by capitalizing on the increasing client orders, and continues to focus on reducing costs by minimizing unreimbursed travel, not paying certain employees for time not billable to clients, and such other steps as may be necessary. The Company is also seeking additional capital investment and is negotiating to receive a working capital loan or loans.

We believe the improved
contract closure rate we have experienced, so far, in The third quarter, 2002 should result in much higher gross revenues, more closely matching our general and administrative expense to revenues, resulting in profitability in the near future. In addition, a large contract currently in negotiation should start in the fourth quarter of 2002, further strengthening our monthly operating results. Management believes these events should allow the Company to return to a positive cash flow.

NOTE  4.  -  DEFERRED  INCOME  TAXES

As of September 30, 2002, the Company has an estimated deferred tax asset of $158,000, resulting from net operating loss carry forwards and the accrual to cash conversion for tax purposes and an estimated deferred tax liability of $15,000 related to capitalized software development costs. The net deferred tax asset of $143,000 has been fully reserved by the Company.

NOTE  5.  -  NOTES  PAYABLE  TO  SHAREHOLDERS

On June 12, 2002, the Company entered into an unsecured note payable of $15,000 with one of its shareholders. The note bears interest at 18% with a due date of December 31, 2002. If the note is not paid by December 31, 2002, the shareholder has the right to convert the debt into 1,575,000 common shares of the Company. On June 28, 2002, the Company entered into a secured promissory note payable of $50,000 with another shareholder. The note bears interest at 18% and is payable in twelve (12) monthly installments with the final payment due June 28, 2003. The note is secured by the assets of the Company and by Stock Pledge Agreements by certain of the founding shareholders of the Company pledging their stock in the Company. The payments due under this note are current.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at September 30, 2002 included herein and our financial statements at December 31, 2001 included in Amendment 4 to Form 10-SB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

To date we have raised funds through the issuance of shares of our common stock and have increased liquidity through sales of accounts receivable. The funds we have raised to date have been applied towards our corporate legal fees, accounting fees, lease payments and our general day-to-day operations.

As of September 30, 2002, we had cash available of $2,731 and total current assets of $346,450. At that same date, we had total current liabilities of $588,658 with total liabilities and shareholder's deficit of $397,596. For the nine months ended September 30, 2002 we incurred total general and administrative expenses of $988,988 which included, but were not limited to, wage payments, office rent, consulting, legal and accounting services, bad debt expense and general liability insurance expenses. For the nine months ended September 30, 2002, we have generated consulting revenue of $1,081,661 of which the cost of sales to generate such revenue was $446,007 plus additional net expenses resulting in a net loss of $419,721 and a retained deficit of $458,006 at September 30, 2002. For the nine months ended September 30, 2002, we had 51,022,412 weighted shares outstanding with a basic and diluted loss per share of $0.01.

For the three month period ended September 30, 2002 we have consulting revenues of $368,374 with related cost of sales of $127,430, general and administrative expenses and other net expenses of $372,394 resulting in a loss of $131,450.

The level of gross consulting revenues for the first three quarters ranged from approximately $105,000 to $154,000 per month. Certain anticipated contracts in the first and second quarter were delayed pending the availability of Microsoft Project 2002, which occurred in May 2002. Clients were slow to adopt the new software product and hire us for the related consulting, implementation and configuration services. Therefore, significant orders slipped from the first and second quarters into the third quarter and fourth quarters. We also plan on increasing revenue levels by improving our brand name recognition through client referrals, offering quality service, and increased sales efforts of the Microsoft Project training CDs and web based training for Microsoft Project. Rebranding and software improvements for our Microsoft Office tools have continued into the fourth quarter.

General and Administrative costs in the third quarter increased approximately $38,944 over the second quarter. These costs included additional administrative salaries, travel and other related costs. The planned reductions in the number of employees, reduction of fixed administrative salaries and changing of certain employee arrangements from fixed dollar amounts to a per hour charged to customers basis were more than offset by the increased costs related to assisting Microsoft in rolling out Microsoft Project 2002. The costs incurred in assisting Microsoft are for salaries, travel and other costs associated with presentations assisting Microsoft with conferences introducing their new Project Management tool, Microsoft Project 2002. Microsoft refers the attending potential clients to the Company in return for our assistance with these roll out conferences. We also hired one additional sales and consulting person in July, 2002 to assist us in closing new accounts and capitalizing on the increased marketing effort by Microsoft in the Dallas/Fort Worth Texas area. We believe these costs were necessary to support Microsoft, and improve brand recognition. We believe these additional costs are directly related to the current increase in orders from clients and we anticipate a significant monthly revenue increase starting in the fourth quarter of 2002. We believe if we had not incurred these increased marketing costs consulting revenue would not be increasing.

In order for us to significantly increase our current operating levels, we anticipate a need for additional funding in the second half of the 2002 fiscal year or the first half of the 2003 fiscal year. We can give no assurance that we will be able to maintain or expand our current operating levels. We may seek additional capital through an offering of our equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.

The Board of Directors has elected to adopt all of the BBX Exchange Corporate Governance Standards. This includes the election of at least one independent director, who will Head the audit and compensation committees. The Directors have elected Craig Longhurst as the independent director.


ITEM 3.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Principal Financial Officer. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART  II  -  OTHER  INFORMATION


ITEM  2.  CHANGE  IN  SECURITIES

RECENT  SALE  OF  UNREGISTERED  SECURITIES.

     DURING THE THIRD QUARTER FOR THE 2002 FISCAL YEAR, WE HAVE ISSUED UNREGISTERED SECURITIES TO THE PERSONS, AS DESCRIBED BELOW. THE COMPANY BELIEVES THAT EACH TRANSACTION WAS EXEMPT FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OF 1933 BY VIRTUE OF SECTION 4(2) THEREOF. ALL RECIPIENTS HAD ADEQUATE ACCESS, THROUGH THEIR RELATIONSHIPS WITH US, TO INFORMATION ABOUT US.

Effective as of September 30, 2002, the following individuals elected to convert salary or debt owed to them by the Company into shares of the Company's common stock valued at $.05 per share:

-    Mr.  Ralph  Winston  converted $31,125 into 622,500 shares of common stock;

During the quarter ended September 30, 2002 the Company sold 1,035,000 shares at $.03913 per share to twelve individuals for an aggregate purchase price of $40,500:

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.


ITEM  5.  OTHER  INFORMATION


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.


       A.  EXHIBITS

          NONE

       b. There were no reports on Form 8-K filed with the Commission for the quarter ended September 30, 2002.

                                  SIGNATURES
                                  ----------

     IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     PRO  SQUARED,  INC.

DATED:  NOVEMBER  18,  2002
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

                           CERTIFICATIONS  PURSUANT  TO
                             18  U.S.C.  SECTION  1350,
                             AS  ADOPTED  PURSUANT  TO
                  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In  connection  with  the  Quarterly  Report  of  Pro  Squared,  Inc.  Inc. (the
"Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                         /s/ Craig Crawford
                         ______________________________________
                         By:  Craig  Crawford
                         Chief Executive Officer/Chief Financial Officer November 18, 2002