Form 10KSB
period 2002-12-31
PRO SQUARED INC
filed 2003-04-11
CIK 1164500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-33493

                                PRO SQUARED, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

      Texas                                                    76-0686021
------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1770  St.  James  Place
 Suite  115,  Houston,  Texas                                  77056
-------------------------------------                       ------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (713) 622-1100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                                      Name of exchange on
                                                           which registered

      None                                                        None
-------------------                                     -----------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $0.001 Par Value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes  X        No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [X ]

     State issuer's revenues for its most recent fiscal year:    $1,588,562.

The market value of the common stock held by non-affiliates cannot be estimated since there is no publicly traded market for the company's shares of common stock.

     As of April 10, 2003 there were 59,044,266 shares of common stock, $0.001 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one)   Yes         No   X
                                                               ---         ---

                                     PART I

Item 1. Description of Business


  This  report  includes  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

Overview

     Pro Squared, Inc. is a Texas corporation, incorporated on July 24, 2001, and is a provider of (i) project management services meaning that we teach and/or provide the processes and systems design used by companies for project management, project cost control, project timeline development, resource utilization and risk analysis all with a focus towards improving a client company's overall efficiency and operating or financial results, and we also provide (ii) technology consulting services meaning that we review a client company's computer systems, internal networks, computer file servers and their capabilities to support a proposed project desired by the client company. We also prepare computer network specifications and provide on-site technical assistance with computer networks to enable the client companies to manage their project management systems via the Internet. Project management consulting is a highly specialized, profitable and fragmented market spread across various industries and governmental entities. With new technological advances in software and management training, corporations and governments are beginning to realize the value of implementing and upgrading their project management systems and assessing the implementation of enterprise wide project management systems. Our objective is to become one of the leading project management/technology consulting firms.

     In December 2001, our directors and shareholders each unanimously approved a forward split of our common stock such that each stockholder of record on January 1, 2002 received 40 shares of common stock for every one share previously held. Unless otherwise specifically indicated, references to our shares of common stock throughout this registration statement shall reflect shares of our common stock on a post-split bases.

     On March 26, 2003, Global Boulevard International, Inc. ("GBBV ") entered into an Agreement and Plan of Reorganization, (the "Reorganization Agreement") which sets forth the terms and conditions of a proposed business combination of GBBV and Pro Squared, Inc., a Texas corporation, ("Pro2"). Pursuant to the Reorganization Agreement, Pro2's shareholders exchanged 99.5% of the outstanding shares of Pro2, 58,754,266 shares for 49,720,500 newly issued, shares of GBBV . Pro2 will, as a result of such transaction, become a majority owned subsidiary of GBBV. Pursuant to the terms of the Reorganization Agreement, the shares of GGBV Common Stock issued herein shall subsequently be reverse split at a 1:2.5 basis so that the aggregate number of shares issued to the GBBV Shareholders of 49,720,500 shall be reduced to 19,888,200 shares of GBBV Common Stock, subject to shareholder approval. Shareholders of the Company who exchanged their shares of Pro Squared, Inc. will own 90% of Global Boulevard International, Inc. The Company intends to provide Pro Forma results in an amendment to its Form 8-K filed with the Commission on March 28, 2003.

     Our principal executive offices are located at 1770 St. James Place, Suite 115, Houston, Texas 77056. Our telephone number is 713/622-1100 and our fax number is 713/622-1103.

Operations

     We provide project management consulting and strategic business consulting services with a focus on consulting activities which include, but are not limited to, project management consulting and business strategy, project management systems and network architecture, computer systems design, and value and segmentation analysis. When we offer our project management services, we teach and/or provide the techniques used for cost control, project timeline development, resource utilization and risk analysis all with a focus towards improving a client company's overall efficiency and operating or financial results. Examples of our consulting work include the development of project management services for an oil refinery, the design, configuration and installation of a Microsoft Project 2002 based Project Management system,and its consistency with the business strategy of that firm, the project management of a client's supply chain process, and a project management assessment of a client's computer network, system architecture and operations management capabilities. We also provide technology consulting services meaning that we review a client company's computer systems, internal networks and file servers and their capabilities to support a proposed project desired by the client company. We also prepare computer network specifications and provide on-site technical assistance with computer networks so as to enable the client company to view project management information via the Internet. We have provided design and architecture services for the computing environment, the communications network, software applications, and all related human processes for the project management systems of our clients.

     While there exist several traditional management consulting firms that offer services related to general operating matters, we believe that we have distinguished ourselves by focusing on specific project management services which are more narrowly defined and specialized. By focusing our attention on project management and related consulting activities we allow our project managers and senior level professionals to interface directly with senior client personnel. Generally, our long term project management consulting assignments begin with a detailed assessment of the company client's project management processes and capabilities. This provides us with a detailed understanding of our clients' business strategy, areas where we can have the most impact, and identifies potential risk.

     The project management consulting services that we undertake are performed on a time-and-materials basis. The size of the professional team we assign to a particular project varies depending on the size of the project, the clients' project management maturity level, the level of automation desired and the stage of implementation. Our staff is billed out at various rates ranging from entry level at $100.00 to more than $250.00 per hour, depending upon the level of expertise required of each individual assigned to a particular project, and the overall project complexity.

     We have not performed turnkey projects. Our staff works in close conjunction with client personnel, at the client site, on any given project. This partnering with the client, we believe, results in a project management knowledge transfer leaving the client new skills that are usually lacking in the initial client organization. In each sector of our business, we have developed methodologies, processes, software, tools and templates which are used by our consultants to help improve the quality of our work. These processes help lower the client's cost of management implementation and help to reduce the time required to perform the work. We maintain a database of these methodologies, processes, tools, benchmark information and templates, along with proposals, project plans and other information. This database is readily accessible by our consultants working at the clients sites via the Internet. We believe that our professionals deliver to each client engagement individualized technical skills, experience, industry-specific and functional experience, significant consulting experience and expertise in the following areas:


ANALYSIS,  SYSTEM  INTEGRATION  AND  PROJECT  MANAGEMENT

Our analysis process reviews a given client's current business objectives, operational structure, and systems architecture. We then review what added value a client would gain if such a company implemented a formal system for project management. We then develop a budget and prepare an outline of how a client company can create, implement and maintain a management system for a given project. We use this information to relate to the client their system functionality and associated costs to specific and measurable benefits. We analyze the impact of proposed new technology in financial terms, such as internal rate of return, payback, net present value, cash flow, and financial income statement impact consistent with the internal accounting procedures of the client. Our services include an assessment phase in which we evaluate the client's current business and project management process and capability. We work with the client to design and develop an appropriate solution to meet the client's needs. Our project manager typically assumes overall initial project management responsibility during the development and implementation phases, overseeing the team assembled by us (which normally consists of a combination of our professionals, the client's staff, and vendor personnel) to implement the project and coordinate the various hardware, software and other components required.

SOFTWARE PRODUCTS EXPERTISE We provide application software and other software products used to reduce development time and cut our clients' management and operating costs. We are familiar with many third-party software products for the industries we serve and on occasion utilizes our own software tools for our clients' projects. We have developed a number of methodologies, templates, software applications, and tools which are used in various areas of the strategic planning, market analysis, business case, systems integration, project management, and software package integration/implementation aspects of our project work. These tools are used to decrease the time and reduce the cost required to implement a system, as well as increase reliability and reduce client risk associated with a particular project phase. Such tools include:

PWA2Excel. This tool enables the users of MS Project 2002 to download information from the Project Web Access viewer to Excel spreadsheets. This gives users the ability to print Project Management information in meaningful layouts that are consistent with their requirements.

3D PROJECT VIEWER. This is a tool that enables the client using MS Project 2002 to tie in to our 3D viewer and actually view the stages of the project in a 3D image. It ties the image to the project management data enabling them to view progress task by task and see the real world impact of project decisions on the computer screen.

COMPUTER BASED TRAINING COMPACT DISKS FOR PROJECT 2000 AND PROJECT 2002. Basic, and advanced level training for users of Microsoft Project 2000 and Project Central. These lessons are available via compact disks and are user controllable so the user can advance at his own pace. The training material has been sub-licensed from us for internal use by Halliburton, Inc. and Waste Management, Inc.

With the exception of PWA2EXCEL and the training software, these software tools have not been sold to the general public or to our client base. After further testing of these products, we may initiate sales efforts in the second quarter of 2003, concurrent with the completion of testing.

     No patents or trademarks have been applied for these items as of this date.

CHANGE MANAGEMENT AND TRAINING. As part of our services we assist client companies in adapting to new processes within their organization. Specifically, new ways of managing employees, new ways of viewing the company's objectives and goals and new ways of conducting operations. We believe that the maturity and capability of the client organization is a critical factor in the success or failure of its project management. Whether it is a package implementation or a complex systems integration project, all stakeholders of the client are potentially affected. The failure of the users to properly utilize the system can mean the difference in whether or not the client obtains the benefits originally specified for the project. Our change management programs are designed to ensure the project's successful implementation by reducing resistance, along with expanding the client's understanding and commitment to the change necessitated by the project. We offer our clients a variety of training options in our project work. Our training programs can range from basic "train the trainer" programs for a new client system to sophisticated multi-media computer-based and web-based training programs that can be used for training the users of the system. We have developed a comprehensive Microsoft Project 2000 and Project 2002 training curriculum, with outlines, examples, lesson plans, etc. These training materials are owned by us and are constantly being refined to reflect the needs of clients.

     Our services in the education and training area include: the analysis of the audience to be trained; the development of executive education programs, including the linkage of performance measures to project goals; development of customized education courses; development of specific educational courses that highlight the business processes being implemented and explain their benefits; development of customized skills training programs; and development of new policies and procedures and the incorporation of these into training programs.

     We also offer our clients a variety of multi-media services focused on training and communication. These services delivered through our Creative Delivery Systems include multi-media training systems that utilize 2D and 3D graphics, custom video and audio, and all levels of animation. Our Creative Delivery Systems also design communication and training tools with delivery via various media such as video, diskette, CD-ROM, the Internet or the client's Intranet. Our multi-media application work extends to the development of Internet and Intranet applications.

Marketing  and  Sales  Strategy
- ----------------------------

     We utilize a relationship-selling model in most of our business areas. The critical component in this selling model is our project manager. Our project managers are responsible for growing and enhancing client relationships. By developing a thorough knowledge of the client's business, along with a close working relationship with the most senior members of the client's management team, our project managers are able to establish Pro Squared as a business partner with the client.


     By having a detailed knowledge of the mission, vision and strategy of our clients, we strive to be the preferred supplier of project management and business consulting services to each client. This thorough and detailed knowledge of the client's business is gained through the performance of project management assessments. Assessments are performed at the start of all consulting assignments. Detailed checklists are used to ensure that all areas of a client company are reviewed. Our staff gains knowledge about the client company through extensive interviews with the client and an examination of the client's project management tools and processes.

     Our sales organization is responsible for developing and qualifying leads which come to us from a variety of sources. These sources include the cold calling done by our sales team; leads from our employees; contacts from industry research organizations; leads generated by attendance at conferences and trade shows; leads from marketing efforts, telemarketing and advertising; and referrals from current and former clients. We have also been advised that effective in April of 2003 we will become a "Managed Partner" with Microsoft Corporation in the Project Management area. This gives us access to Microsoft's marketing material and their marketing and sales personnel who interface with the Fortune 1000 in delivering Project Management Tools and Services. Additionally, all senior personnel are encouraged to maintain their own network of contacts to develop potential new business sources. We also participate in a number of software vendor and industry conferences and trade shows each year. These events serve to broaden our exposure and provide client feedback as our senior technical and management personnel participate in speaking engagements and other conference events.

We have developed a revenue generating strategy approach based on software development, consulting, integration and consolidation. Our essential strategy is to do the following:

1) Complete the development of market specific project management software application modules based on the Microsoft Project platform that improve communications with enterprise resource planning systems like Oracle, SAP and Peoplesoft.

2) Utilize these new modules to procure new project management consulting and integration contracts.

3) Consolidate the highly fragmented project management consulting field, through the acquisition of other project management organizations.

4) Continue to retain the rights to and resell new project management applications and integration tools developed from our client assignments.

5) Execute strategic alliance agreements with key international companies targeting project management software sales, integration, installation, processes and training focusing on the Fortune 1000 companies. For example, our "Managed Partner" status with Microsoft.

6) Develop and maintain an affinity group of project management developers, management consultants and other professionals by offering an open consulting alliance network, supported by training, software application, and contract consulting work.

Software  Strategy
-------------------

     1)   Platform.     We have conducted research and committed extensive time,
          ---------
energy, and resources to participating as a member of the Microsoft Project Partner Group. By participating as members of the Microsoft Project Partner Group, we keep our technical team current with the evolutionary development path of Microsoft Project. We participate as members of the Microsoft Project Partner Group by conducting presentations and demonstrations of Microsoft's tools and products to various potential customers, as requested by Microsoft. Microsoft Project is currently the most widely used project management software tool. As more companies and industries accept project management as a necessary business discipline, it will become more imperative that a stable platform be established where developers, managers and consultants have a common point of reference.

     We pay an annual Microsoft Project Partner fee in the amount of $1,569.63 to be a partner of this group. Our Microsoft Certified Partner identification code is 565406. We believe that there are over 100 Microsoft Project Partners located throughout the world. The Microsoft Certified Partner Program is a recognized, worldwide program for independent companies that provide Microsoft-based IT services and products to corporate, government and small- or medium-sized businesses. Partners must encompass a broad range of technical expertise, including specialized disciplines such as e-commerce, networking and collaboration. Microsoft Certified Partners must have at least 2 Microsoft Certified Professionals on staff or 1 software product that successfully completes one of the following software tests: designed for windows XP logo, Windows 2000 independently verified compatible or technical integration testing for Commerce Server 2000. As previously noted, we have been advised by Microsoft that we have been selected as a "Managed Partner", currently there are less than six managed partners across the United States involved with Project Management.

     2)   Modules.     We  focus  time  and  resources  on  the
          --------
development of project management software that enhances or expands the capabilities of Microsoft Project. We will continue to develop project management software and processes that improve managements ability to monitor projects throughout their organization. While we do not have a formal agreement with Microsoft to develop enhancements or expansion of the Microsoft Project software, It is our understanding that Microsoft encourages developers to develop tools that enhance its products.

    3)   Applications.  We believe that our consulting  engagements  will
         -------------
create resale opportunities for our products and services. We are building project management applications to meet the needs of clients, with the intention of using these highly specialized software modules as value added premiums to procure future business. We have developers and programmers to write project management programs. Our consulting agreements generally provide that all data, computer programs, systems and techniques written, invented, or made by us in the course of offering our consulting services will be jointly owned by us and the particular client. We do not intend to incorporate proprietary applications written from other sources in the development of our software tools and products.


     4)   Consulting Strategy.   Our experience has indicated that for every $1
          --------------------
spent on project management software, an estimated $10 will be spent on consulting, training and integration. Our goal is to simultaneously leverage our software strategy, to procure high value long term consulting and integration contracts and develop a reinforcing distribution application loop among our consultants and application developers.

     We have identified and developed modules to position ourselves to address the five fastest segments of project management which are listed below. It is our intention to use these modules to have developers and programmers write specific project management programs, with the intention of (i) reselling them as custom solutions over our project management outsourcing consulting network and (ii) licensing these new applications on an exclusive basis to sell our project management consulting services.

We believe the fastest growing segments of the project management market include:

         1)  Improvement:     For  years,  corporations have implemented various
             ------------
operational improvement projects such as business process re-engineering, ERP systems installation, and total quality management. In a March 2000 survey conducted by The Boston Consulting Group, of over one hundred executives responsible for enterprise improvement initiatives, relatively few companies reported that their initiatives had achieved significant value. In some cases, consulting firms are hired to identify and scope improvement opportunities, and then the implementation effort is turned over to a company's staff. In other cases, secondary consultants specializing in specific areas are brought in to implement strategies formulated by a primary consulting firm. Because of the secondary consultants involved, background information on how designs evolved may get lost and the implementation may not always adhere to the original vision.

     Transformation tools with the right functionality can dramatically reduce complexity and enhance the probability of a company's success. First, the project management tools should provide alignment and clarity so that all initiatives adhere to the same vision and changes are managed in a timely manner. Improvements in one area must be linked to operations in other areas. Coordination of related improvements across the various operating divisions of a company are required in order to quickly realize the potential for optimization. Second, projects must be prioritized and resources properly utilized to provide the greatest impact to the enterprise. Third, knowledge reuse must enable the sharing of best practices and the reduction of time-to-benefit. Fourth, a good reporting and monitoring mechanism is needed to keep senior management aware of status, decision points and provide early warning of issues.

     2)  Innovate  -  Product  Development     Constant  business  innovation is
         ---------------------------------
important for most companies. Product-driven organizations need to constantly improve and enhance their product portfolio. Companies dependent on new product revenue must not only continuously develop innovative products, but also must complete the development and market introduction in a shorter amount of time. Most successful companies use a structured product development process to reduce time-to market and to enable the application of a robust engineering methodology. Important issues to be addressed are the reduction in design iterations, the reuse of previous designs, adherence to company standards, and the readiness of executing organizations to roll out and support the new designs.

     3)  Connect  -  Collaborative  Commerce:     While e-commerce addresses the
         -----------------------------------
quantitative aspect of Web-based transactions, "collaborative commerce", or c-commerce, adds an important dimension by enabling dynamic collaboration among employees, business partners and customers throughout a trading community or marketplace. Studies made by the Gartner Group show that interaction costs account for about half of all labor costs in developed economies. Interaction can be both internal and external to an enterprise.

     External interaction covers such things as searching for needed products and services, or better prices; monitoring the performance of vendors, partners and customers; and coordinating the activities of outside service providers. In service industries, interaction costs constitute as much as 75 % of total costs. In most high tech areas, they are as much as 50-60% of total costs. Challenges in these projects have been different levels of involvement, commitment and ownership of the project among the trading partners; different levels of readiness for process change; and business partners' own agendas and concern about their competitiveness in the community. These issues can prolong time-to-market, which is critical to the success of collaborative commerce. As a result, enterprises embarking on c-commerce projects must expand their traditional project management approach to include business partner relationship management, inter-company communication, issue and problem resolution, and cross-enterprise knowledge management.

     4)  Post-Merger  Integration:  Mergers  and  acquisitions  are an essential
         ------------------------
ingredient of corporate strategy. However, recent research shows that only about half of these merged companies have succeeded relative to peers, and despite a growing body of experience, the success rate is not improving. Still, a handful of companies have demonstrated that high levels of success can indeed be achieved on a repeated basis, and this success contributes to superior overall performance. To realize the strategic intent and capture the business benefits of the merger or acquisition, business integration must be carefully executed. This may be the most complex transformation initiative with many decision-making issues: how to resolve the differences in business models, how to manage morale and productivity, how to capture knowledge in a fluctuating environment, and how to minimize resistance to new processes and organizational changes. Successful integrators understand the importance of aligning the strategic and operational goals of the combining businesses. This process requires a project management system that provides structured collaboration, secure user access control, accelerated decision-making, and detailed planning and monitoring. For companies who are actively acquiring other companies, or who are frequent participants in the acquisition process, the use of these project management systems is often a key success factor.

     5)  Launching  New  Ventures:     Launching  new  ventures  is an important
         ------------------------
factor for organizations to sustain growth and to provide a substantial return on investment to stockholders. Recent new launches have been heavily represented by e-business activity, with many of the dot.coms floundering, and the brick-and-mortars once again gaining strength. However, the competitive landscape has been transformed by e-business, and traditional brick-and-mortars need to adapt to this reality to succeed. The new venture transformation process itself takes place in the form of new or joint ventures. In both scenarios, the creation of a new entity separate from the existing organization is the focal point. The new venture is a complex undertaking and needs to be managed like a large and complex project.

     As a new company we expect to encounter the following difficulties in achieving our business growth:

     - Our sales cycle may be slow so that our ability to survive between large consulting assignments may be in question.

     - Consulting software technology is complex and is constantly changing. We must maintain our relationship with Microsoft and keep our personnel trained and updated.

     - Personnel resources are difficult to find and we can give no assurance that we will attract qualified personnel to work for us. Additionally, we must invest time and efforts in teaching new personnel our processes and procedures.

Potential  Revenue  Streams

     We intend to capitalize on the following revenue streams that will be developed as a result of providing project management products and services to Fortune 1000 companies. These may include, but not be limited to:

     -     Consulting  and  implementation  fees
     -     Software  licensing  fees
     -     Training  fees

Recent Events

     On March 26, 2003, Global Boulevard International, Inc. ("GBBV ") entered into an Agreement and Plan of Reorganization, (the "Reorganization Agreement") which sets forth the terms and conditions of a proposed business combination of GBBV and Pro Squared, Inc., a Texas corporation, ("Pro2"). Pursuant to the Reorganization Agreement, Pro2's shareholders exchanged 99.5% of the outstanding shares of Pro2, 58,754,266 shares for 49,720,500 newly issued, shares of GBBV . Pro2 will, as a result of such transaction, become a majority owned subsidiary of GBBV. Pursuant to the terms of the Reorganization Agreement, the shares of GGBV Common Stock issued herein shall subsequently be reverse split at a 1:2.5 basis so that the aggregate number of shares issued to the GBBV Shareholders of 49,720,500 shall be reduced to 19,888,200 shares of GBBV Common Stock, subject to shareholder approval. Shareholders of the Company who exchanged their shares of Pro Squared, Inc. will own 90% of Global Boulevard International, Inc. The Company intends to provide Pro Forma results in an amendment to its Form 8-K filed with the Commission on March 28, 2003.

     Pursuant to the Reorganization Agreement, GBBV is also required, subject to shareholder approval where required, to:

          -Approve an amendment to GBBV's Articles of Incorporation to change the corporate name to THE PROJECT GROUP, INC., or such other name as may be mutually agreed between GBBV and PRO. GBBV shall also comply with NASD requirements to allow the ticker symbol, "GBBV", to be changed to reflect the new corporate name.

          -Approve and authorize the designation of a class of Preferred Stock consisting of 5,000,000 shares and designate a Class A preferred stock in accordance with the terms of the Reorganization Agreement.

          -Approve and authorize the designation of an Employee/Consultant 2003 Stock Option Plan and the registration of such plan on a Form S-8 registration statement.

Competition

     Our competitors in the project management arena generally include, but are not limited to the following companies:

*  Accenture, Inc.;
*  ABT  Corporation, with its ABT Workbench product, a subsidiary of Niku, Inc.;
*  Immedient, Inc.;
*  Artemis  Corporation,  with  its  product  Artemis  Views;
*  QuantumPM, LLP
*  OnProject.com;  and
*  Pacific  Edge  Software.

     The management consulting markets are highly competitive, and we may not be able to compete effectively. Many of our competitors have greater name recognition and have greater financial and other resources than we have. At our current levels, our competitors will likely be better capitalized with greater abilities to compete for market share. These competitors may also be better able to compete for skilled professionals by offering them large compensation incentives. In addition, one or more of our competitors may develop and implement methodologies which result in superior productivity and price reductions without adversely affecting the competitors' profit margins. Any of these circumstances may impose additional pricing pressure on us, which would have an adverse effect on our revenues and profit margin.

Intellectual  property

     We do not own any patents or trademarks and have no patents or trademarks pending.

Employees

     Including our president, Craig Crawford, we currently have fifteen full time employees, three full time independent consultants, and two part time individuals. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months, unless the growth of our business demands it.

RISK FACTORS
------------

         An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks and the other information contained in this report. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this report, including the financial statements and related notes thereto. In addition, the risks described below are not the only ones facing us. We have described only the risks we consider material. However, there may be additional risks that we view as not material or of which we are not presently aware.

         If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

Special  note  regarding  forward-looking  statements

         This report may contain certain forward-looking statements and information relating to us that are based on beliefs and its principals as well as assumptions made by and information currently available to them. These statements include, among other things, the discussions of our business strategy and expectations concerning our market position, future operations, expansion opportunities, and profitability. When used in these documents, the words "anticipate," "feel," "believe," "estimate," "expect," "plan," and "intend" and similar expressions, as they relate to us or our principals, are intended to identify forward-looking statements. Such statements reflect the current view of respecting future events and are subject to certain risks, uncertainties, and assumptions, including the meaningful and important risks and uncertainties noted, particularly those related to our operations, results of operations, and growth strategy, liquidity, competitive factors and pricing pressures, changes in legal and regulatory requirements, general economic conditions, and other factors described in this report.

An investment in our shares involves a high degree of risk. In deciding whether to purchase shares of our common stock, you should carefully consider the following risk factors, in addition to other information contained in this registration statement. This registration statement also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here.

THERE  IS  SUBSTANTIAL  DOUBT  THAT  WE  WILL  CONTINUE  AS  A  GOING  CONCERN.

     Since our inception on July 24, 2001 through the period ended December 31, 2002, the Company has generated losses totaling $736,134 resulting in negative shareholders equity of $360,854, with a working capital deficit of $406,352. The Company continues to closely monitor expenses versus revenues, and plans to reduce head-count and salaries when revenues decrease. Management believes that reducing general and administrative expenses, adjusting salaries to reflect current revenues, and increasing revenues through improved sales efforts, will result in the Company generating positive cash flow.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO RAISE ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

     Since our inception, we have funded operations out of capital raised from Investors, as well as borrowings and the financing of accounts receivable. We will need additional funds to develop our operations. We may seek additional capital through an offering of our equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity.

We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us. Any future offering of securities may not be successful. If we are unable to obtain additional capital when needed we may not be able to support our operations, may not be able to offer our products and services, and may be forced to cease doing business.

OUR BUSINESS WILL BE NEGATIVELY AFFECTED IF WE ARE NOT ABLE TO ANTICIPATE AND KEEP PACE WITH CHANGES IN TECHNOLOGY OR IF GROWTH IN THE USE OF TECHNOLOGY IN BUSINESS IS NOT AS RAPID AS WE ANTICIPATE.

     Our success will depend, in part, on our ability to develop and implement management and technology solutions for our current and prospective clients that anticipate and keep pace with rapid and continuing changes in technology and client services. We may not be successful in anticipating or responding to these technological developments on a timely basis, if at all. Our business is and will be dependent, in part, upon the continued use of technology in the business arena by our current and prospective clients and their customers and suppliers. If the growth in the use of technology does not continue, demand for our software and/or Internet consulting services may decrease.

THE CONSULTING, INFORMATION TECHNOLOGY AND OUTSOURCING MARKETS ARE HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

 The consulting, information technology and outsourcing markets in which we operate are highly competitive and include a large number of participants. Our competitors include: large accounting, consulting and other professional service firms; information technology service providers; service groups of computer equipment companies and other companies including, but not limited to:

*  Accenture, Inc.;
*  ABT  Corporation, with its ABT Workbench product, a subsidiary of Niku, Inc.;
*  Immedient, Inc.;
*  Artemis  Corporation,  with  its  product  Artemis  Views;
*  QuantumPM, LLP
*  OnProject.com;  and
*  Pacific  Edge  Software.

We also may compete with clients themselves when a client may choose to use its own resources, rather than engage an outside firm for the types of management and consulting services we provide. Our competitors may be better able to compete for skilled professionals by offering them large compensation incentives. In addition, one or more of our competitors may develop and implement methodologies which result in superior productivity and price reductions without adversely affecting the competitors' profit margins. Any of these circumstances may impose additional pricing pressure on us, which would have an adverse effect on our revenues and profit margin.


WE  DEPEND  ON  THE  CONTINUED  SERVICES  OF  OUR  EXECUTIVE  OFFICERS

     Our future success depends upon the continued service of our executive officers, particularly, Craig Crawford, our chief executive officer. We do not have written employment agreements with them for their services as officers. Our business would be seriously harmed if we lost the services of one or more of our executive officers or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us.


THERE IS NO CURRENT TRADING MARKET FOR OUR SECURITIES. WITHOUT A TRADING MARKET, PURCHASERS OF THE SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

     There is currently no established public trading market for our securities. A trading market in our securities may never develop. If a trading market does develop, it may not be sustained for any significant time. As of March 26, 2003 we became a majority owned subsidiary of Global Boulevard International, Inc., a company that trades on the OTC Bulletin Board under the ticker symbol GBBV.


WE HAVE NEVER PAID DIVIDENDS AND DO NOT ANTICIPATE PAYING DIVIDENDS FOR THE FORESEEABLE FUTURE.

     We have never paid dividends on our common stock. Our ability to pay dividends on our shares is limited to our ability to earn sufficient income. Payment of dividends is subject to the discretion of our Board of Directors. The Board of Directors has not formulated a policy regarding payment of dividends. No dividends will be paid for the foreseeable future.



Item 2. Properties.

     Our principal executive offices are located at 1770 St. James Place, Suite 155 Houston, Texas, 77056, which consists of approximately 1,500 square feet which we rent on a month to month basis for a monthly rental fee of $2,800. Our offices are rented from a shareholder. We believe that our rented properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.


 Item 3. Legal Proceedings.

     As of the date hereof, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

   (A) MARKET PRICE. There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. However, our parent company, Global Boulevard International, Inc., is listed on the OTC - Bulletin Board under the ticker "GBBV".

        The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     (i) that a broker or dealer approve a person's account for transactions in penny stocks and

     (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

        In order to approve a person's account for transactions in penny stocks, the broker or dealer must

     (i) obtain financial information and investment experience and objectives of the person; and

     (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,

     (i) sets forth the basis on which the broker or dealer made the suitability determination and

     (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

    Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Shareholders

As of April 10, 2003, pursuant to the Reorganization agreement dated March 26, 2003, we had twenty-nine shareholders, with an aggregate of 59,044,266 shares of common stock outstanding.

Dividend  Policy

         We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. Our Board of Directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

Recent  Sales  of  Unregistered  Securities

     For the fourth quarter of the year ended December 31, 2002, we issued the following shares to the following individuals:

Name:                        Shares:    Consideration:    Price/ Value:
Shukis, Pete                 50,000     Services         $ .05
Breeckner, Karyn             15,000     Services         $ .05
Rodriguez, Robert            12,000     Services         $ .05
Trevino, Crystal            100,000     Services         $ .05
Boone, Katherine             50,000     Services         $ .05
Nielsen, Claus              100,000     Services         $ .05
McTaggart, Reid              25,000     Services         $ .05
Abel, Tim                    50,000     Services         $ .05
Ponas, Jeff                  25,000     Services         $ .05
Spencer, Jeff                150,000    Services         $ .05


Effective in December 2002, as consideration for our officers and directors who have converted an aggregate of $64,486.31 of accrued funds owed to them into shares of the Company's common stock, we have issued the following shares valued at $.05 per share. All of such shares were subsequently exchanged for shares of Global Boulevard International, Inc. as of March 26, 2003.

Name:                  Shares:
Crawford, Craig        74,952
McCoppin, Ray          536,942
Hanson, Sean           80,994
Winchester, John       499,296
Moebius, William       1,597,542


     All of such issued shares are restricted. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

For the year ended December 31, 2002

(i) To date we have raised funds through the issuance of shares of our common stock, borrowing and by factoring our accounts receivable. The funds we have raised to date have been applied towards our corporate legal fees, accounting fees, lease payments and our general day to day operations. The Company continues to closely monitor expenses versus revenues, and plans to reduce head-count and salaries when revenues decrease. Management believes that reducing general and administrative expenses, adjusting salaries to reflect current revenues, and increasing revenues through improved sales efforts, will result in the Company generating positive cash flow.

Our current level of gross consulting revenues are approximately $120,000 to $220,000 per month. It is our intention to try to grow our current operating levels by increasing our brand name recognition through client referrals and by offering quality service. In order for us to further develop our current operating levels we anticipate a need for additional funding in the second operating quarter of the 2003 fiscal year. We can give no assurance that we will be able to maintain our current operating levels and no assurance that we will be able to expand our current operating levels. We may seek additional capital through an offering of our equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.

As of December 31, 2002, we had cash available of $0 and total current assets of $531,265. For that same period we had total current liabilities of $892,119 with our total liabilities and shareholder's deficit at $531,265. For the period ended December 31, 2002 we incurred total general and administrative expenses of $1,513,179 which included, but were not limited to, wage payments, office rent, legal and accounting services and general liability insurance expenses. For the fiscal year ending December 31, 2002, we have generated consulting revenue of $1,588,562 of which the cost of sales to generate such revenue was $661,941 plus additional expenses resulting in a net loss as of December 31, 2002 of $697,848. We had 52,204,983 weighted shares outstanding with a basic and diluted loss per share of $0.01.

(ii) We are currently developing and testing our internal software tools such as our

3D Project Viewer. Currently in testing, and final rounds of development with client review.

We intend to also continue to test our computer based training compact disks for MS Project 2002. We anticipate that testing for these products will be completed by June 30, 2003. We have also been asked by Microsoft to assist in testing new version of their Microsoft Project Software.

(iii) We do not expect to purchase or sell any manufacturing facilities or significant equipment over the next twelve months.

(iv) We may pursue acquisitions of other Project Management oriented businesses and/or businesses that have similar assets, experience and personnel located in major metropolitan areas. As of the date of the filing of this Report we have no plans, proposal, arrangements or understandings regarding any acquisition transactions.

Sales

Our sales operations primarily consists of Craig Crawford, a sales director in Dallas, an inside sales support person in Atlanta and our consulting staff who develop and qualify leads which come to us from a variety of sources. These sources include the cold calling done by our sales team; leads from our employees; contacts from industry research organizations; leads generated by attendance at conferences and trade shows; leads from marketing efforts, telemarketing and advertising; and referrals from current and former clients. Additionally, all senior personnel are encouraged to maintain their own network of contacts to develop potential new business sources.

Liquidity

The company has seen an increase in sales for the first quarter of 2003, to the highest average revenue experience in our short history, an average revenue of approximately $160,000 per month. At this rate, with continued factoring of our accounts receivable the Company can generate the cash required to remain in operations for at least the next twelve (12) months. It is our intention to raise the average revenues through focused sales efforts, and to raise capital through borrowings or an offering of our equity securities.

Results of Operations

Consulting revenue increased by approximately $1,075,000, from the period July 24, 2001 to December 31, 2001, to a total of $1,588,000 for fiscal 2002. This is a result of having a full year of revenue over the partial year previously, new customers, additional work for existing customers, and higher rates per hour for our consulting work.

Cost of sales, as a percentage of consulting revenue, increased by 4.4% for fiscal year 2002, compared the similar ratio for the period July 24, 2001 to December 31, 2001. Primarily as a result of the increased use of more expensive contract labor and additional un-reimbursed, un-contracted services provided to new clients.

General and Administrative

Total General and Administrative costs increased by approximately $1,140,522 for fiscal year 2002 to a total of $1,513,179, compared with $372,657 for the period July 24, 2001 to December 31, 2001.

Salaries and benefits increased by approximately $730,000 for fiscal year 2002, compared with the period July 24, 2001 to December 31, 2001. The primary factors include the cost of a full year of operations in 2002 versus a partial year in 2001, a new sales director that increased cost approximately $200,000 for fiscal year 2002, and additional personnel employed for increased business development activities and technical support.

Professional and consulting fees increased to approximately $260,000 in fiscal 2002, an approximate increase of $200,000 compared with the period July 24, 2001 to December 31, 2001. This increase reflects the inclusion of a full year of expense in 2002, including the first full year of regulatory filings, and approximately $98,000 of fees related to the cancellation of a consulting contract with a shareholder.

S G & A travel increased approximately $71,000 for fiscal year 2002, compared with the period July 24, 2001 to December 31, 2001. This dramatic increase was the result of our intense support to Microsoft Corporation in rolling out their new product Microsoft Project 2002 (MSP 2002) during 2002, the hiring of an additional sales person based in Dallas, Texas, and related travel costs for that person. Microsoft requested that our staff present MSP 2002, due to our deep understanding of project management; in return they referred Microsoft clients requiring project management consulting to Pro Squared, Inc.

General and administrative - other increased approximately $120,000 from the period July 24, 2001 to December 31, 2001, to fiscal year 2002. This reflects a full years expense for 2002 plus costs associated with additional administrative personnel added during 2002 (telephone, insurance, other) and depreciation expense on assets added during 2002.

Interest Expense increased from approximately $8,000 in fiscal year 2001, to approximately $135,000 in fiscal year 2002. This was a result of financing using a factoring agreement during all of 2002, and increased revenue that resulted in increased cost of delivering our services and the resulting finance costs.

The Company is not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, the Company believes that it will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the investigative services industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.

In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's future results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company is required to adopt SFAS 145 effective January 1, 2003. The Company does not believe that the adoption of SFAS 145 will have a material effect on the Company's financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material effect on the Company's financial position, results of operations, or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition: Revenues are recognized as the related services are performed or the product is delivered.

     Allowance for Doubtful Accounts: The Company extends credit only to those customers that are deemed credit worthy. At least quarterly, all accounts receivable are reviewed for collectability and an allowance for doubtful accounts is established, if necessary in Management's opinion.

IMPACT OF INFLATION

     Inflationary factors have not had a significant effect on our operations.

Item 7. Financial Statements

     Our Financial Statements for the year ended December 31, 2002 are included as part of this Form 10-KSB Report and are after the signature page.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identity of our current directors and executive officers.


       Name                 Age        Positions  and  Offices  Held
  -----------------        -----       -------------------------------
  Craig  Crawford           49          President, Chief Executive Officer and
  17170  St.  James  Place              Director
  Houston,  TX  77056

  William  H.  Moebius      71          Chairman and Director
  1770  St.  James  Place
  Houston,  TX  77056

  John  Winchester          55          Senior Vice President and Director
  1770  St.  James  Place
  Houston,  TX  77056

  Emmett  R. McCoppin, Sr.  46          Vice President, Chief Technology Officer
  and  Director
  1770  St.  James  Place
  Houston,  TX  77056

  Sean  Hanson              42          Director, Treasurer and Secretary
  1770  St.  James  Place
  Houston,  TX  77056

     Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

     Craig Crawford, has served as our President, Chief Executive Officer and Director since inception and is also an officer and director of Global Boulevard International, Inc., our parent company, since March 26, 2003. Mr. Crawford brings over twenty five years of experience in the management of operations in the process and /construction industries, marketing and finance. From July 1997 to May 2001, Mr. Crawford served as the president of Genisys Information Systems, Inc. a software consulting company and from 1995 to 1997 Mr. Crawford served as Vice President, Western Region, for IST, Inc. a $65 million specialty welding company and mechanical contracting company. Prior to 1995 Mr. Crawford was a Vice President, Western Region, for Serv-Tech, Inc. and has served in Senior Management positions from operations to finance at Rice University, Brown and Root, Inc. and Goodwin Dannenbaum Littman and Wingfield, Inc. From 1971 to 1973 Mr. Crawford attended the Colorado school of Mines, studying Chemical Engineering and in 1975 graduated from North Carolina State University with a BBA, Business Management.

     William H. Moebius, has served as our Chairman since inception and brings over 40 years of experience in the construction and management of process facilities worldwide. He is also a director of Global Boulevard International, Inc., our parent company, since March 26, 2003. From 1997 through 2001, Mr. Moebius served as a consultant for Genisys Information Systems, Inc. located in Texas. Formerly the Vice President of construction for Coastal Corporation, from 1991 through 1997, Mr. Moebius was responsible for millions of dollars of successful projects at coastal facilities internationally. Mr. Moebius also served in Senior Management positions, including President, in a number of well respected engineering and construction companies headquartered in New York, New Jersey and Houston. Mr. Moebius received his Bachelor of Science degree in Engineering from Yale University School of Engineering.

     John Winchester, has served as our Senior Vice President and Director since inception and has over thirty-two years of experience in corporate systems data processing, including accounting, inventory and manufacturing control in a wide range of industries. He is also an officer and director of Global Boulevard International, Inc., our parent company, since March 26, 2003. From February 2001 until June 2001 Mr. Winchester served as a senior project manager for a consulting firm located in Maryland. From 1999 through February 2001, Mr. Winchester was an independent consultant and from April 1996 through October 1999 he served as the Vice President of Software Development for Genisys
Information Systems Inc. Mr. Winchester has trained approximately 3,000 individuals in creating and implementing project management systems including Boeing; Lockheed Martin; GE Aircraft engines; Microsoft and various United States government agencies.

     Emmett R. McCoppin, Sr., has served as our Chief Technology Officer and Director since our inception and has over sixteen years of experience developing software for special applications within the scope of project management and budget tracking systems for government compliance programs. He is also an officer and director of Global Boulevard International, Inc., our parent company, since March 26, 2003. From 1997 through 2001 Mr. McCoppin served as a senior consultant/programmer for Genisys Information Systems, Inc. From January 1997 through April 1997 Mr. McCoppin served as a senior consultant for PMIS, a management consulting and software company located in California. From 1974 through 1997 Mr. McCoppin served as a project manager and network engineer for Dupont, Inc. located in Texas. Mr. McCoppin was trained at Lamar University and Dupont/Conoco to manage server systems and LAN/WAN networks. Mr. McCoppin is a Microsoft Certified Professional, Novell Certified Administrator, Broadband and Ethernet Certified Systems Engineer, PC LAN Certified, and Microsoft SQL Server Certified.

     Sean Hanson, has served as our Director, Treasurer and Secretary since our inception and has over twenty years of experience in a broad variety of responsible positions planning and construction process facilities for the petrochemical industry. He is also an officer and director of Global Boulevard International, Inc., our parent company, since March 26, 2003. From February 2001 through July 2001 Mr. Hanson served as the senior project manager for a consulting firm, located in Maryland, from 1997 through 2001 Mr. Hanson served as the Director of Project Management for Genisys Information Systems, Inc., located in Texas, and from 1996 through 1997 Mr. Hanson served as the Senior Planning Manager for Basis Petroleum, Inc., located in Houston. He has functioned as Project Manger, Senior Planner, Senior Consultant on a variety of large projects ranging from refineries in Aruba, to the re-design of the Internal Revenue Service's computer system. From 1983 to 1984 Mr. Hanson attended Sawyer Business College.

Involvement  in  Certain  Legal  Proceedings

      We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Executive Officers

     All of our executive officers also serve as our directors. The executive officers serve at the pleasure of our board of directors and our chief executive officer.


Item 10.    Executive Compensation.

     The officers or directors that have received or earned any compensation or bonus in excess of $100,000 for services rendered in fiscal year 2000, 2001 or 2002 are listed below.

     The following table sets forth information concerning the total compensation that we have paid or accrued on behalf of our chief executive officer since our inception.

                           SUMMARY  COMPENSATION  TABLE
                             Long-Term  Compensation
                          -----------------------------
         Annual  Compensation                 Awards        Payouts
        ---------------------                ------        -------
Name  and                             Restricted
Principal                            Stock
Position(s)        Year    Salary($)  Bonus($)  Other($)  Awards(#  shares)
                                              Compensation
Craig  Crawford     2001                      $49,165
President           2002   118,320.   74,952 (1)

(1) Such shares were issued to Mr. Crawford as reimbursement for expenditures in the amount of $3747.60 for the fiscal year ended December 31, 2002.

We do not maintain key-man life insurance for any of our executive officers or directors.

We  do  not  have  any  long  term  compensation  plans  or  stock option plans.

Compensation of Directors

     During the fiscal year ending December 31, 2002, other than as described herein, no other officer or director received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

     The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock, all directors individually and all of our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

     Our directors and shareholders unanimously approved a forward split of our common stock such that each stockholder of record on January 1, 2002 received 40 shares of common stock for every one share previously held. The following table is based upon a post forward split calculation of ownership of shares of our common stock.

     On March 26, 2003, Global Boulevard International, Inc. ("GBBV ") entered into an Agreement and Plan of Reorganization, (the "Reorganization Agreement") which sets forth the terms and conditions of a proposed business combination of GBBV and Pro Squared, Inc., a Texas corporation, ("Pro2"). Pursuant to the Reorganization Agreement, Pro2's shareholders exchanged 99.5% of the outstanding shares of Pro2, 58,754,266 shares for 49,720,500 newly issued, shares of GBBV . Pro2 will, as a result of such transaction, become a majority owned subsidiary of GBBV. Pursuant to the terms of the Reorganization Agreement, the shares of GGBV Common Stock issued herein shall subsequently be reverse split at a 1:2.5 basis so that the aggregate number of shares issued to the GBBV Shareholders of 49,720,500 shall be reduced to 19,888,200 shares of GBBV Common Stock, subject to shareholder approval.

Name  and  Address            Amount  of  Beneficial   Percentage  of
of  Beneficial  Owner              Ownership(1)          Class(2)
-------------------------    --------------------   -------------------
Craig  Crawford                      0                      0
1170  St.  James  Place
Houston,  TX  77056

William  H.  Moebius                 0                      0
1770  St.  James  Place
Houston,  TX  77056

John  Winchester                     0                      0
1770  St.  James  Place
Houston,  TX  77056

Emmett  R.  McCoppin,  Sr.           0                      0
1770  St.  James  Place
Houston,  TX  77056

Sean  Hanson                         0                      0
1770  St.  James  Place
Houston,  TX  77056

Global Boulevard International
Inc.                               58,754,266              99.5%

Directors  and  officers
as  a  Group  (5)                    0                      0

____________
(1) The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after April 10, 2003. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

(2) Such figures are based on 59,044,266 shares of our common stock issued and outstanding as of April 10, 2003.

Item 12. Certain Relationships and Related Transactions.

     Our principal executive offices are located at 1770 St. James Place, Houston, Texas, 77056, which we rent on a month to month basis for a monthly rental fee of $2,800 from a shareholder.

Effective December 1, 2002, the Company canceled a consulting agreement with a sales director and agreed to pay $3,000 per month for a period of 13 months, and $600 per month for a period of 45 months starting December 1, 2002, as payment for all consulting fees owed to the consultant. The agreement does not have a stated interest rate; however, using an imputed interest rate of 18% results in an immaterial amount.

On June 12, 2002, the Company entered into an unsecured note payable of $15,000 with one of its shareholders, William Moebius. Under the terms of the note, the stated interest rate was 18% with a due date of December 31, 2002. Per the note, the shareholder had the right to convert the debt into 1,575,000 common shares of the Company should the note not be paid by the due date. On December 31, 2002, the note payable was converted into 1,500,000 common shares of the Company.

On June 28, 2002 the Company entered into a secured promissory note payable of $50,000 with a shareholder of the Company. The notes bears interest at 18% and is payable in twelve (12) monthly installments with the final payment due June 28, 2003. The note is secured by the assets of the Company and by Stock Pledge Agreements by certain of the founding shareholders of the Company pledging their stock in the Company. The payments due under this note are current.

On December 31, 2002, the Company entered into a promissory note payable of $98,000 with a shareholder of the Company, as payment owed in connection with the buy-out of a consulting agreement originally dated June 15, 2001. The note does not have a stated interest rate; however, using an imputed interest rate of 18% results in an immaterial amount. The face amount is due on December 31, 2003. Additionally, the holder has the right to convert the note into 4,900,000 shares of the Company's Common Stock to be registered on demand on a Form S-8 and shall also be issued on demand (b) three year warrants to purchase 1,250,000 shares of the Company's Common Stock exercisable at $.10 per share; and (c) three year warrants to purchase 1,250,000 shares of the Company's Common Stock exercisable at $.20 per share.

Subsequent to December 31, 2002, and in connection with the Company becoming a subsidiary of Global Boulevard International, Inc., the officers and directors have exchanged their shares of the Company for shares of Global Boulevard International, Inc. Pursuant to the agreement dated March 26, 2003, the officers and directors of the Company, who are also the officers and directors of Global Boulevard International, Inc., shall be granted an option of converting all of their GBBV Common Stock into a designated class of Class A preferred shares that will offer voting rights identical to those rights of holders of common shares. The right of the foregoing individuals to convert all of their shares of PRO Common Stock, an aggregate of 36,289,766 shares, into shares of Class A preferred stock shall vest 2 business days after GBBV files a certificate of amendment with the State of Nevada to designate such class of preferred shares. Such Class A preferred stock will be convertible beginning TWO (2) years from the date of issuance and, if and when converted, shall be converted into shares of GBBV Common Stock based on the total number of shares of the GBBV Common Stock issued and outstanding on the conversion date such that the issuance of GBBV Common Stock to the holder shall represent, on a pro rata basis, 59.38% of GBBV's Common Stock then outstanding after such conversion has taken place. Such Class A preferred shares shall have voting rights equal to an aggregate of 59.38% of the total shares outstanding of GBBV Common Stock, on a pro rata basis.

ITEM 13.  CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)     Changes in Internal Control.
             ---------------------------

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 14. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
Number    Description
--------  ---------------------

2.1     Agreement and Plan of Reorganization dated March 26, 2003, among Global
        Boulevard International, Inc., Pro Squared, Inc. and certain stockholders of Pro Squared, Inc. filed as an exhibit to the Company's Form 8-K on March 28, 2003.

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

3.4     Stock  Specimen  of  Pro  Squared,  Inc. filed as an Exhibit to the
        Company's Form 10-SB filed with the Commission on January 11, 2002 and incorporated herein by reference.

10.1 Agreement between Pro Squared, inc. and Ben Barnes dated July 31, 2001 filed as an Exhibit to the Company's Form 10-SB filed with the Commission on January 11, 2002 and incorporated herein by reference.

10.2    Purchase and Sale agreement between the Company and Corporate
        Strategies, LLC dated October 8, 2001 filed as an Exhibit to the Company's Form 10-SB/A filed with the Commission on March 12, 2002 and incorporated herein by reference.

10.3    Security agreement between the Company and Corporate Strategies,
        LLC dated October 8, 2001 filed as an Exhibit to the Company's Form
        10-SB/A filed with the Commission on March 12, 2002 and incorporated herein by reference.


     (b) Reports on Form 8-K.

     The Company did not file a Current Report on Form 8-K for the fourth quarter ended December 31, 2002. However, subsequent to the 2002 fiscal year end, the Company filed a Form 8-K with the Commission on March 28, 2003 regarding a change of control.


                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                        PRO SQUARED, INC.

Date: April 11, 2003                By:  /s/  Craig  Crawford
                                        ---------------
                                        Craig  Crawford
                                        President  and  Chief  Executive Officer
                                        Principal Executive Officer and
                                        Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                               Title                                     Date
/s/  Craig  Crawford
-------------------------                                                April 11, 2003
  Craig  Crawford                    President, Chief Executive
                                     Officer and Director
/s/   William  H.  Moebius
-------------------------
  William  H.  Moebius               Chairman and Director                April 11, 2003

/s/   John  Winchester
-------------------------
  John  Winchester                   Senior Vice President and Director   April 11, 2003

/s/ Emmett  R. McCoppin, Sr.
-------------------------
  Emmett  R. McCoppin, Sr.           Vice President, Chief Technology     April 11, 2003
                                     Officer  and  Director
/s/   Sean  Hanson
-------------------------
  Sean  Hanson                       Director, Treasurer and Secretary    April 11, 2003



                                TABLE OF CONTENTS

                                                        PAGE


Independent Auditor's Report                             F-1

Balance Sheet as of December 31, 2002                    F-2

Statements of Income for the Period from
Inception (July 24, 2001) to December 31, 2001 and for
the Year ended December 31, 2002                         F-3

Statements of Shareholders' Deficit for the Period from
Inception (July 24, 2001) to December 31, 2001 and for
the Year ended December 31, 2002                         F-4

Statements of Cash Flow for the Period from
Inception (July 24, 2001) to December 31, 2001 and for
the Year ended December 31, 2002                         F-5

Notes To The Financial Statements                        F-6 to F-13

                                PRO SQUARED, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                        ASSETS

CURRENT ASSETS
Cash                                                                  $    --
Accounts receivable, net of reserve of $13,000                          429,133
Unbilled receivable                                                      32,118
Prepaid expense and other current assets                                 24,516
                                                                      ---------

Total current assets                                                    485,767
                                                                      ---------

Computers and equipment, net                                             13,453
Software development, net                                                32,045
                                                                      ---------

TOTAL ASSETS                                                          $ 531,265
                                                                      =========

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft                                                        $   8,887
Accounts payable                                                        172,518
   Accrued liabilities                                                  155,409
   Deferred revenue                                                      37,975
   Note payable                                                         359,263
   Note payable to shareholders                                         133,007
   Accrued interest payable                                              25,060
                                                                      ---------

   Total current liabilities                                            892,119
                                                                      ---------

SHAREHOLDERS' DEFICIT
Common stock, par value $.001, 200,000,000
      shares authorized, 59,044,266 shares issued
      and outstanding                                                    59,044
Paid-in capital                                                         318,845
Accumulated deficit                                                    (736,134)
                                                                      ---------

                                                                       (358,245)
 Subscription receivable for common stock                                (2,609)
                                                                      ---------

Total shareholders' deficit                                           (360,854)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $ 531,265
                                                                      =========



   The accompanying notes are an integral part of these financial statements.

                                PRO SQUARED, INC.
                STATEMENTS OF LOSS FOR THE PERIOD FROM INCEPTION
                  (JULY 24, 2001) TO DECEMBER 31, 2001 AND FOR
                        THE YEAR ENDED DECEMBER 31, 2002



                                                           2002         2001
                                                   ------------    ------------

CONSULTING REVENUE                                 $  1,588,562    $    513,863

COST OF CONSULTING REVENUE                              661,941         191,701
                                                   ------------    ------------

GROSS PROFIT                                            926,621         322,162
                                                   ------------    ------------

GENERAL AND ADMINISTRATIVE
Salaries and benefits                                   907,063         175,672
Professional and consulting fees                        260,380          55,304
Bad debt expense                                         93,264          81,391
Travel and entertainment                                 82,125          10,813
General and administrative, other                       170,347          49,477
                                                   ------------    ------------

Total expenses                                        1,513,179         372,657
                                                   ------------    ------------

Loss from operations                                   (586,558)        (50,495)

OTHER INCOME (EXPENSE)
Interest expense                                       (136,352)         (8,151)
Interest income                                            --             1,482
Recovery of receivables previously written off           20,929            --
                                                   ------------    ------------

Loss before income taxes                               (701,981)        (57,164)

INCOME TAX PROVISION                                      4,133          18,878
                                                   ------------    ------------

Net loss                                           $   (697,848)   $    (38,286)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.01)   $      (0.00)
                                                   ============    ============

Basic weighted average shares outstanding            52,204,983      30,330,785
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.


                                PRO SQUARED, INC
                STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE PERIOD
               FROM INCEPTION (JULY 24, 2001) TO DECEMBER 31, 2002
                                                                Paid                    Stock
                                           Common Stock          In       Retained   Subscription
                                      Shares      Amount      Capital     Earnings   Receivable   Total
                                     ---------- ----------   ----------   ---------- ---------- --------

Balance at inception, July 24, 2001       --     $     --     $     --     $     --      $  --    $  --

Stock issued for net assets          7,360,400        7,360       14,259         --         --    21,619
Shareholders' loans converted to
   stock                             7,963,200        7,963        4,537         --         --    12,500
Payable to shareholders converted
   to stock                         12,926,440       12,927           73         --         --    13,000
Stock subscribed for                 3,540,000        3,540       14,160         --      (17,700)     --
Stock issued at fair market value      180,000          180          720         --         --       900
Stock issued for cash               12,780,000       12,780       24,055         --         --    36,835
Net loss                                    --           --           --        (38,286)    --  (38,286)
                                    ----------   ----------   ----------   ----------  -------- --------

Balance at December 31, 2001        44,750,040       44,750       57,804      (38,286)   (17,700) 46,568
                                    ----------   ----------   ----------   ----------  --------- -------

Stock issued for services            1,640,000        1,640       80,336         --         --    81,976
Shareholders' loans converted to
   stock                             1,500,000        1,500       13,500         --         --    15,000
Payable to shareholders converted
   to stock                         10,069,226       10,069      123,790         --         --    33,859
Stock issued for cash                1,085,000        1,085       43,415         --         --    44,500
Cash received                               --           --           --         --      11,250   11,250
Reduction in accounts payable               --           --           --         --       3,841    3,841
Net loss                                    --           --           --     (697,848)      -- (697,848)
                                     ----------   ----------   ----------   ----------  ------- --------

Balance at December 31, 2002        59,044,266   $   59,044   $  318,845   $(736,134) $(2,609)$(360,854)
                                    ==========   ==========   ==========   ==========  =======  ========


   The accompanying notes are an integral part of these financial statements.


                                PRO SQUARED, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD FROM INCEPTION (JULY 24, 2001) TO
           DECEMBER 31, 2001 AND FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                2002         2001
                                                                           ---------    ---------

OPERATING ACTIVITIES
    Net loss                                                               $(697,848)   $ (38,286)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                          $  14,637    $    --
    Stock issued for services                                                 81,976         --
    Payables converted to stock                                              133,859         --
    Consulting agreement settlements                                         164,000         --
    (Increase) decrease in assets:
Accounts receivable                                                         (338,419)      (4,345)
Unbilled receivable                                                            9,999       34,552
Note receivable                                                               65,285      (65,285)
Prepaid expense and other current assets                                      (4,236)      (7,061)
    Increase (decrease) in liabilities:
Accounts payable and deferred revenue                                        200,197       (7,673)
Accrued liabilities and interest payable                                     (68,475)      88,613
Income taxes                                                                  (4,133)     (18,878)
Other                                                                           --            900
                                                                           ---------    ---------

Net cash used in operating activities                                       (443,158)     (17,463)
                                                                           ---------    ---------

 INVESTING ACTIVITIES
    Purchase of fixed assets                                                 (60,135)        --
    Cash acquired in tax-free exchange                                          --          1,505
                                                                           ---------    ---------

Net cash (used in) provided by investing activities                          (60,135)       1,505
                                                                           ---------    ---------

FINANCING ACTIVITIES
    Proceeds from shareholder loans                                           65,000         --
    Payment of notes payable to shareholder                                  (14,993)     (18,556)
    Checks drawn in excess of bank balances                                    8,887         --
    Proceeds from issuance of common stock                                    44,500       63,900
    Net proceeds from issuance of note payable                               311,009       48,254
    Stock subscriptions received                                              11,250         --
                                                                           ---------    ---------

Net cash provided by financing activities                                    425,653       93,598
                                                                           ---------    ---------

INCREASE (DECREASE) IN CASH                                                  (77,640)      77,640
CASH AT BEGINNING OF PERIOD                                                   77,640         --
                                                                           ---------    ---------
CASH AT END OF PERIOD                                                      $    --      $  77,640
                                                                           =========    =========

SUPPLEMENTAL INFORMATION
    Interest paid                                                            111,593        8,151
    Assets and related liabilities received in
    a tax free exchange:
        Assets, net                                                             --        177,762
        Liabilities                                                             --        162,643
    Common stock issued:
        In exchange for payables to shareholders                             133,859       19,500
        In exchange for shareholders' loans                                   15,000       12,500
        For subscriptions receivable                                            --         17,700
        For fair market value                                                   --            900
        For services                                                          81,976         --
    Conversion of consulting contract to note payable                         98,000         --
    Payable from consulting agreement settlement                              66,000         --
    Reduction in subscriptions receivable                                      3,841         --


   The accompanying notes are an integral part of these financial statements.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
       FOR THE PERIOD FROM INCEPTION (JULY 24, 2001) TO DECEMBER 31, 2002
       ------------------------------------------------------------------



1.  ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION

Pro Squared, Inc. (the "Company") was organized on July 24, 2001 and began operations effective August 1, 2001. The Company provides project management and integration consulting services throughout the United States.

Effective August 1, 2001, the Company acquired its initial assets, assumed contracts, related liabilities, and continued the operations from the acquisition of Craig Crawford d.b.a. Pro2, a proprietorship in exchange for stock of the Company in a tax-free exchange under Internal Revenue Code Section
351. The Company received $177,762 of net assets and $162,643 of liabilities. The net assets were recorded at proprietor's cost, which approximated fair market value. The proprietor also converted $6,500 of monies due him from the Company into Common Stock. The consulting agreements discussed in Note 5 - Commitments and Contingencies were assigned to the Company at the date of the tax-free exchange.

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

REVENUE RECOGNITION

Consulting revenue is recognized as services are performed. Contracts are based on hourly rates, are cancelable by either party and do not contain any refund provisions. The Company does not have any fixed price long-term contracts. The Company believes that revenue is recorded in accordance with Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition."

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, or the shorter of the useful lives. Routine repairs and maintenance costs are charged to operations as incurred while the costs of significant improvements are capitalized. The major class of property and equipment was computers and equipment of $17,455. Depreciation expense and accumulated depreciation for the year ended December 31, 2002 was $4,002.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
       FOR THE PERIOD FROM INCEPTION (JULY 24, 2001) TO DECEMBER 31, 2002
       ------------------------------------------------------------------




1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLES

The Company has adopted Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." Intangibles consisted primarily of software development in the amount of $55,187. Amortization expense and accumulated amortization for the year ended December 31, 2002 was $10,635 and amortization expense in each of the next three years on these intangibles is estimated to be $18,400.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

STOCK-BASED COMPENSATION

Stock compensation expense for stock granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measured.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure. Accordingly, actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications were made to previously reported amounts in the accompanying financial statement and notes to make them consistent with the current year presentation format.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
       FOR THE PERIOD FROM INCEPTION (JULY 24, 2001) TO DECEMBER 31, 2002
       ------------------------------------------------------------------



1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Consulting revenues are derived from various customers who generally are not required to provide collateral for amounts owed to the Company and are dispersed over a wide geographic area.

For the year ended December 31, 2002 and 2001, the following customers accounted for revenues greater than 10%:

                                         2002                2001
                                         ----                ----
Customer A                                  -                 57%
Customer B                                23%                 29%
Customer C                                 8%                 12%
Customer D                                21%                  -

No other customers accounted for more than 10% of revenue during the years then ended.

NET LOSS PER SHARE

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average of common shares outstanding during the year. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. As described in Note 5, at December 31, 2002, the Company had outstanding the right to purchase 1,000,000 and 2,500,000 shares of Common Stock under options and warrants, respectively, at a weighted average exercise price of approximately $.161. However, because the Company incurred losses in 2002, the inclusion of those potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect, therefore, basic and diluted per share amounts were the same in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 143 to have a material impact on the Company's future results of operations or financial position.

In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
       FOR THE PERIOD FROM INCEPTION (JULY 24, 2001) TO DECEMBER 31, 2002
       ------------------------------------------------------------------




1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

 Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The statement is effective for the Company in fiscal 2003. The Company does not expect the adoption of Statement No. 144 to have a material impact on the Company's future results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company is required to adopt SFAS 145 effective January 1, 2003. The Company does not believe that the adoption of SFAS 145 will have a material effect on the Company's financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material effect on the Company's financial position, results of operations, or cash flows.

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability of the Company to expand as its customers require additional service. The Company is pursing a strategy to raise sufficient capital through loans and/or private securities offerings.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
       FOR THE PERIOD FROM INCEPTION (JULY 24, 2001) TO DECEMBER 31, 2002
       ------------------------------------------------------------------
2.  ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

On October 9, 2002, the Company entered into an accounts receivable purchase agreement with a shareholder (Factor). The agreement allows for acceptable accounts receivable to be sold and assigned to the Factor. The Factor may then hold back payment of an amount equal to 10-20 percent of the gross face amount sold. At December 31, 2002, the outstanding accounts receivable sold was $398,420 and the related note payable was $359,263. Under the arrangement, the Company pays a fee of 3-10% of the accounts receivable sold, depending on when the receivable is collected by the Factor and approximates a 41% interest rate on the outstanding balance. The Company sells a significant portion of its accounts receivable and collects the remainder in the ordinary course of business.

3.  LEASE

The Company leases its office space under a month-to-month agreement of $1,500 per month with a shareholder. Rental expense under the agreement was $18,000 and $7,500, respectively, for the years ended December 31, 2002 and 2001.

4.   INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2002 and 2001.

                                                      2002         2001
                                                 ---------    ---------

Loss before income taxes                         $(701,981)   $ (57,164
                                                 =========    =========
Income tax benefit computed at statutory rates   $(238,674)   $ (19,436
Permanent differences, nondeductible expenses        1,558          558
Increase in valuation allowance                    245,691         --
Other                                              (12,708)        --
                                                 ---------    ---------

Tax Benefit                                      $  (4,133)   $ (18,878
                                                 =========    =========


No federal income taxes have been paid since the inception of the Company. The Company has a net operating loss carry forward of approximately $800,900 which will expire in 2021 through 2022.

DEFERRED INCOME TAXES

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2002 and 2001 are set out below.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
       FOR THE PERIOD FROM INCEPTION (JULY 24, 2001) TO DECEMBER 31, 2002
       ------------------------------------------------------------------

4.   INCOME TAXES (CONTINUED)

DEFERRED INCOME TAXES (CONTINUED)

                                                                   2002         2001
                                                              ---------    ---------

    DEFERRED TAX ASSETS
        Net operating loss carry forwards                     $ 272,318    $   8,706
        Valuation allowance                                    (245,691)        --
                                                              ---------    ---------
    Total deferred tax asset                                     26,627        8,706

    DEFERRED TAX LIABILITY
        Conversion to cash basis for tax reporting purposes      26,627       12,839
                                                              ---------    ---------
    Net deferred tax liability                                $    --      $   4,133
                                                              =========    =========


5    COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

The Company entered into a three year consulting arrangement with an individual dated July 31, 2001, which was amended January 1, 2002. The arrangement provides for payments of $5,000 per quarter and began on March 31, 2002. Additional payments of $7,500 and $10,000 per month are required upon reaching certain revenue goals as set out in the agreement. The Company will expense the above fees as services are provided. For the year ended 2002, the individual has waived all payments.

In addition, the Company shall grant the individual options to purchase 500,000 shares of Common Stock at a purchase price of $.125 per share, in which the options shall vest once the Company has obtained annual revenues of $5,000,000 over a twelve (12) month period. Also the Company is to grant the individual options to purchase 500,000 shares of Common Stock of the Company at a purchase price equal to $.25 per share, and which options shall vest once the Company has obtained annual revenues of $10,000,000 in aggregate over a twelve (12) month period. The Company has calculated the fair market value of the options using the Black-Scholes options pricing model and determined that the fair market value was not material.

CANCELLATION OF CONSULTING AGREEMENT

Effective December 1, 2002, the Company canceled a consulting agreement and agreed to pay $3,000 per month for a period of 13 months, and $600 per month for a period of 45 months starting December 1, 2002, as payment for all consulting fees owed to the consultant. The agreement does not have a stated interest rate; however, using an imputed interest rate of 18% results in an immaterial amount.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
       FOR THE PERIOD FROM INCEPTION (JULY 24, 2001) TO DECEMBER 31, 2002
       ------------------------------------------------------------------
6.   NOTES PAYABLE TO SHAREHOLDERS

On June 12, 2002, the Company entered into an unsecured note payable of $15,000 with one of its shareholders. Under the terms of the note, the stated interest rate was 18% with a due date of December 31, 2002. Per the note, the shareholder had the right to convert the debt into 1,575,000 common shares of the Company should the note not be paid by the due date. On December 31, 2002, the note payable was converted into 1,500,000 common shares of the Company.

On June 28, 2002 the Company entered into a secured promissory note payable of $50,000 with a shareholder of the Company. The notes bears interest at 18% and is payable in twelve (12) monthly installments with the final payment due June 28, 2003. The note is secured by the assets of the Company and by Stock Pledge Agreements by certain of the founding shareholders of the Company pledging their stock in the Company. The payments due under this note are current.

On December 31, 2002, the Company entered into a promissory note payable of $98,000 with a shareholder of the Company as payment owed in connection with the buy-out of a consulting agreement originally dated June 15, 2001. The note does not have a stated interest rate; however, using an imputed interest rate of 18% results in an immaterial amount. The face amount is due on December 31, 2003. Additionally, the holder has the right to convert the note into 4,900,000 shares of the Company's Common Stock to be registered on demand on a Form S-8 and shall also be issued on demand (b) three year warrants to purchase 1,250,000 shares of the Company's Common Stock exercisable at $.10 per share; and (c) three year warrants to purchase 1,250,000 shares of the Company's Common Stock exercisable at $.20 per share. The Company has calculated the fair market value of the warrants using the Black-Scholes option pricing model and determined that the fair market value was not material.

7.   SUBSEQUENT EVENTS

LEASE

Effective April 10, 2003, the Company's lease for office space under a month-to-month agreement with a shareholder increased from $1,500 a month to $2,800 a month.

REORGANIZATION PLAN

On March 26, 2003, the Company agreed to become a majority owned subsidiary of Global Boulevard International, Inc. ("GBBV") and entered into an Agreement and Plan of Reorganization, (the "Reorganization Agreement") which sets forth the terms and conditions of a proposed business combination of GBBV and the Company. Pursuant to the Reorganization Agreement, the Company's shareholders exchanged approximately 99.5% of the Company's outstanding shares, or 58,754,266, for 49,720,500 newly issued, shares of GBBV.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
       FOR THE PERIOD FROM INCEPTION (JULY 24, 2001) TO DECEMBER 31, 2002
       ------------------------------------------------------------------

7.   SUBSEQUENT EVENTS (CONTINUED)

REORGANIZATION PLAN (CONTINUED)

In addition, pursuant to the Reorganization Agreement, GBBV is also required, subject to shareholder approval where required, to: (1) Approve an amendment to GBBV's Articles of Incorporation to change the corporate name to THE PROJECT GROUP, INC., (2) Approve and authorize the designation of a class of Preferred Stock consisting of 5,000,000 shares and designate a Class A preferred stock in accordance with the terms of the Reorganization Agreement, and (3) Approve and authorize the designation of an Employee/Consultant 2003 Stock Option Plan and the registration of such plan on a Form S-8 registration statement. The shareholders of the Company who exchanged their stock for stock in GBBV received 90% of the total outstanding shares of the new company. Pro-forma financial statements will be presented in an amendment to Form 8-K that was filed on March 28th, 2003.