Form 10QSB
period 2003-03-31
PRO SQUARED INC
filed 2003-05-20
CIK 1164500

                                  UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR  THE  QUARTERLY  PERIOD  ENDED  March 31, 2003.
                                         ---------------
[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES AND
     EXCHANGE  ACT  OF  1934.

          FOR  THE  TRANSITION  PERIOD  FROM  ____________  TO  _____________


                         Commission  File  Number  0-21931

                                 PRO  SQUARED, INC.
                                 -------------------
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

                                Yes  X  No  ___
                                    --


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 31, 2003 was 59,044,266.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                PRO SQUARED, INC.
                                  BALANCE SHEET
                                  MARCH 31,2003
                                  (UNAUDITED)


                                     ASSETS
                                    --------

CURRENT ASSETS
  Accounts receivable, net of allowance of $13,000                                           $   274,574
  Unbilled receivable                                                                             17,062
  Prepaid expense and other current assets                                                        52,274
                                                                                                --------

  Total current assets                                                                           343,910
                                                                                                --------

  Computers and equipment, net                                                                    11,998
  Software development, net                                                                       32,792
                                                                                                --------

TOTAL ASSETS                                                                                    $388,700
                                                                                                ========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
                      ----------------------------------------

CURRENT LIABILITIES
   Bank overdraft                                                                                $ 3,971
   Accounts payable                                                                               60,040
   Accrued liabilities                                                                           347,203
   Deferred revenue                                                                               57,281
   Note payable                                                                                  218,461
   Note payable to shareholders                                                                  124,933
   Accrued interest payable                                                                       16,092
                                                                                                 --------

   Total current liabilities                                                                     827,981
                                                                                                 --------

SHAREHOLDERS' DEFICIT
Common stock, par value $.001, 200,000,000
      shares authorized, 59,044,266 shares issued
      and outstanding                                                                             59,044
Paid-in capital                                                                                  318,845
Accumulated deficit                                                                             (814,561)
                                                                                                 --------

                                                                                                (436,672)
  Subscription receivable for common stock                                                        (2,609)
                                                                                                 --------

  Total shareholders' deficit                                                                   (439,281)
                                                                                                ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                    $  388,700
                                                                                                 ========

    The accompanying notes are an integral part of these financial statements


                              PRO SQUARED, INC
                             STATEMENTS OF LOSS
                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (UNAUDITED)

                                                                      2003            2002
                                                               -------------- ---------------

CONSULTING REVENUE                                             $    544,055    $    388,665

COST OF CONSULTING REVENUE                                          210,910         177,336
                                                               -------------- ---------------

GROSS PROFIT                                                        333,145         211,329
                                                               -------------- ---------------

GENERAL AND ADMINISTRATIVE
 Salaries and benefits                                              243,778         161,191
 Professional and consulting fees                                    30,505          47,495
 Bad debt expense                                                         -          27,087
 Travel and entertainment                                            38,284          28,210
 General and administrative, other                                   44,451          22,449
                                                               -------------- ---------------

 Total general and administrative                                   357,018         286,432
                                                               -------------- ---------------

 Loss from operations                                               (23,873)        (75,103)

OTHER INCOME (EXPENSE)
 Interest expense                                                   (54,554)        (18,669)
                                                               -------------- ---------------

 Loss before income taxes                                           (78,427)        (93,772)

INCOME TAX PROVISION                                                     -               -
                                                               -------------- ---------------

 Net loss                                                      $    (78,427)   $    (93,772)
                                                               ============== ===============
 Basic and diluted loss per share                              $      (0.00)   $      (0.00)
                                                               ============== ===============
 Basic weighted average shares outstanding                       59,044,266      44,847,262
                                                               ============== ===============

    The accompanying notes are an integral part of these financial statements


                             PRO SQUARED, INC
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                (UNAUDITED)

                                                                                     2003       2002
                                                                                ------------ ------------

OPERATING ACTIVITIES
    Net loss                                                                     $ (78,427)   $ (93,772)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                    5,395          816
    (Increase) decrease in assets:
       Accounts receivable                                                         154,559     (214,910)
       Unbilled receivable                                                          15,056       17,736
       Note receivable                                                                   -       41,698
       Prepaid expense and other current assets                                    (27,758)      (8,301)
    Increase (decrease) in liabilities:
       Accounts payable and deferred revenue                                       102,059       17,107
       Accrued liabilities and interest payable                                    182,826       49,149
                                                                                ------------ ------------
Net cash (used in) provided by operating activities                                149,592     (190,477)
                                                                                ------------ ------------

 INVESTING ACTIVITIES
    Purchase of fixed assets                                                        (4,687)     (27,350)
                                                                                ------------ ------------

    Net cash (used in) provided by investing activities                             (4,687)     (27,350)
                                                                                ------------ ------------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                                         (8,074)           -
    Checks drawn in excess of bank balances                                          3,971            -
    Cost of raising capital                                                              -       (8,126)
    Net proceeds (payments) from issuance of note payable                         (140,802)     200,825
    Stock subscriptions received                                                         -       10,999
                                                                                ------------ ------------

Net cash provided by financing activities                                         (144,905)     203,698
                                                                                ------------ ------------

INCREASE (DECREASE) IN CASH                                                              -      (14,129)
CASH AT BEGINNING OF PERIOD                                                              -       77,640
                                                                                ------------ ------------
CASH AT END OF PERIOD                                                                  $ -    $  63,511
                                                                                ============ ============

SUPPLEMENTAL INFORMATION
    Interest paid                                                                $  63,522    $  16,753
    Common stock issued for services                                                     -       74,688
    Reduction in subscriptions receivable                                                -        3,842
    Common stock subscribed                                                              -        2,812

    The accompanying notes are an integral part of these financial statements


                                      F-3



                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED



NOTE 1  - BASIS OF PRESENTATION

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

These financial statements should be read in conjunction with the financial statements and footnotes on Form 10-KSB for the year ended December 31, 2002.

NOTE 2  - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability of the Company to expand as its customers require additional service or to attain profitable operations. The company is pursuing a strategy to raise sufficient capital through loans and/or private securities offerings.


NOTE 3 - DEFERRED INCOME TAXES

No federal income taxes have been paid since the inception of the Company. The net deferred tax assets that would result from use of net operating loss carryforwards has been fully reserved for in the financial statements.


NOTE 4  - REORGANIZATION

On March 26, 2003, the Company became a majority owned subsidiary of Global Boulevard International, Inc. ("Global"). The Company's shareholders exchanged approximately 99.5% of the Company's outstanding shares, or 58,754,266, for 49,720,500 newly issued, shares of Global. The transaction has been accounted for as a reverse merger. Pro-forma financial statements will be presented in an amendment to the Form 8-K that is intended to be filed by May 26th, 2003.

The name of Global was changed to The Project Group, Inc. ("The Project Group").

Note 5 - RECLASSIFICATIONS

Certain reclassifications were made to previously reported amounts in the accompanying financial statements and notes to make them consistent with the current year presentation format.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at March 31, 2003 included herein and our financial statements at December 31, 2002 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

The three month period ended March 31, 2003 compared to the three month period ended March 31, 2002.


Liquidity  and  capital  resources

To date we have raised funds through the issuance of shares of our common stock and have increased liquidity through sales of accounts receivable. The funds we have raised to date have been applied towards our corporate legal fees, accounting fees, lease payments and our general day-to-day operations.

As of March 31, 2003, we had cash available of $0 and total current assets of $343,910. At that same date, we had total current liabilities of $827,981 with total liabilities and shareholders' deficit of $388,700.

In order for us to significantly increase our current operating levels, we anticipate a need for additional funding. We can give no assurance that we will be able to maintain or expand our current operating levels. We may seek additional capital through an offering of our equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.

Results  of  operations

The company has seen an increase in sales for the first quarter of 2003, to the highest average revenue experience in our short history, and average revenue of approximately $180,000 per month. Consulting revenue increased by approximately $155,000 for the first quarter 2003, from the comparable period in 2002, to a total of $544,000. New customers, additional work for existing customers, and higher rates per hour for consulting services were the primary causes for the increase.

Cost of consulting revenue, as a percentage of consulting revenue, decreased by 6.8% for the first three months of fiscal year 2003, compared to the similar ratio for 2002, primarily due to increased hourly rates for client consulting service without a corresponding increase in our labor costs.

General  and  Administrative

Total General and Administrative costs increased by approximately $71,000 for the first quarter 2003 to a total of $357,000 compared with $286,000 for the same period in 2002.

Salaries and benefits increased by approximately $83,000 for the first quarter of fiscal year 2003, compared with the first quarter 2002. The primary factors include costs associated with a new sales director in the first quarter 2003 that are not in the first quarter 2002, and additional personnel employed for increased business development activities and technical support that were added later in fiscal 2002.

Professional and consulting fees decreased by approximately $17,000 in the first quarter 2003 compared to the same period in 2002. The decrease relates primarily to the cancellation of a consulting contract with a shareholder. The monthly contractual payment during the first quarter 2002 was $5,500.

S G & A travel increased approximately $10,000 for the first quarter fiscal year 2003, compared with first quarter 2002.This primarily reflected the hiring of an additional sales person based in Dallas, Texas, and related travel costs for that person.

General and administrative, other increased approximately $22,000 for the first quarter 2003 compared to the same period in 2002. This reflects costs associated with additional administrative personnel during 2003 (telephone, insurance, supplies, other) and depreciation expense on assets added during the latter part of 2002.

Interest Expense increased from approximately $19,000 in the first quarter of fiscal year 2002, to approximately $55,000 in the first quarter 2003. Increased use of the factoring agreement to finance larger receivables in January and February and increased interest rates resulted in increased interest costs.

The Company is not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, the Company believes that it will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the project management services industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

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

                           PART  II  -  OTHER  INFORMATION


ITEM  2.  CHANGE  IN  SECURITIES

RECENT  SALE  OF  UNREGISTERED  SECURITIES.

     During the first quarter for the 2003 fiscal year, the Company has not authorized the issuance of any unregistered securities.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.


ITEM  5.  OTHER  INFORMATION


     On March 26, 2003, Global Boulevard International, Inc. ("GBBV ") entered into an Agreement and Plan of Reorganization, (the "Reorganization Agreement") which sets forth the terms and conditions of a proposed business combination of GBBV and Pro Squared, Inc., a Texas corporation, ("Pro2"). Pursuant to the
Reorganization Agreement, Pro2's shareholders exchanged 99.5% of the outstanding shares of Pro2, 58,754,266 shares, for 49,720,500 newly issued, shares of GBBV. As a result of such transaction, Pro2 became a majority owned subsidiary of GBBV.

     In accordance with the terms of the Reorganization Agreement, on May 6, 2003, a certificate of amendment to the certificate of incorporation of GBBV was filed with the State of Nevada to change the name of Global Boulevard International, Inc. to "The Project Group, Inc." On May 7, 2003 the Company's stock was reverse split on a 1:2.5 basis and the Company's ticker symbol on the Over-the-Counter Bulletin Board was changed from "GBBV" to "PJTG".

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.


          A.   EXHIBITS


          99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          B.   REPORTS ON FORM 8-K

               On March 28, 2003 the Company filed a Report on Form 8-K with the Commission related to the Company's Agreement and Plan of Reorganization with Global Boulevard International, Inc.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the exchange act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PRO  SQUARED,  INC.

DATED: May 18, 2003
                                     By: /S/ Craig Crawford
                                         ------------------------
                                     Name:  Craig  Crawford
                                     Title: President,  Director
                                            Principal  Executive  Officer  and
                                            Principal  Accounting  Officer

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER
         PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Craig Crawford, Chief Executive Officer and Principal Accounting Officer of Pro Squared, Inc. (the "Company") do hereby certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of the Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

             (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          /s/ Craig Crawford
                         ______________________________________
                         By:  Craig  Crawford
                         Chief  Executive  Officer/Chief  Financial  Officer
                         May   18,  2003


May 16, 2003