Form 10QSB
period 2003-09-30
PRO SQUARED INC
filed 2003-11-19
CIK 1164500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR  THE  QUARTERLY  PERIOD  ENDED  September  30, 2003.
                                         --------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

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

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of November 18, 2003 was 59,044,266.

PART  1  -  FINANCIAL  INFORMATION
            ----------------------

                                    PRO SQUARED, INC.
                                     BALANCE SHEET
                                   SEPTEMBER 30, 2003
                                      (UNAUDITED)


                                         ASSETS

CURRENT ASSETS
Cash                                                                $     3,000
Accounts receivable, net of reserve of $78,000                          102,888
Prepaid expense and other current assets                                  7,112
                                                                    -----------

Total current assets                                                    113,000
                                                                    -----------

Computers and equipment, net                                              9,053
Software development, net                                                24,947
                                                                    -----------

TOTAL ASSETS                                                        $   147,000
                                                                    ===========

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                    $    76,918
Accrued liabilities                                                     342,617
Payable to parent company                                                75,079
Note payable                                                            145,314
Note payable to shareholder                                              26,104
Accrued interest payable                                                 12,921
                                                                    -----------

Total current liabilities                                               678,953
                                                                    -----------

SHAREHOLDERS' DEFICIT
Common stock, par value $.001, 200,000,000
      shares authorized, 59,044,266 shares issued
      and outstanding                                                    59,044
Paid-in capital                                                         474,236
Accumulated deficit                                                  (1,065,233)
                                                                    -----------

Total shareholders' deficit                                            (531,953)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $   147,000
                                                                    ===========


    The accompanying notes are an integral part of these financial statements.

                               PRO SQUARED, INC
                          STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (UNAUDITED)


                                                                         2003            2002
                                                                 ------------    ------------

CONSULTING REVENUE                                               $  1,062,512    $  1,081,661

COST OF CONSULTING REVENUE                                            397,937         446,007
                                                                 ------------    ------------

GROSS PROFIT                                                          664,575         635,654
                                                                 ------------    ------------

GENERAL AND ADMINISTRATIVE
General and administrative, other                                     124,653          87,329
Salaries and benefits                                                 492,751         652,270
Professional and consulting fees                                      108,172         117,123
Bad debt expense                                                       65,000          64,875
Travel and entertainment                                               80,795          67,391
                                                                 ------------    ------------

Total general and administrative                                      871,371         988,988
                                                                 ------------    ------------

Loss from operations                                                 (206,796)       (353,334)

OTHER INCOME (EXPENSE)
Interest expense                                                     (122,302)        (96,810)
Interest income                                                          --             9,494
Recovery of receivables previously written off                           --            20,929
                                                                 ------------    ------------


Loss before income taxes                                             (329,098)       (419,721)

INCOME TAX PROVISION                                                     --              --
                                                                 ------------    ------------

Net loss                                                         $   (329,098)   $   (419,721)
                                                                 ============    ============

Basic and diluted loss per share                                 $      (0.01)   $      (0.01)
                                                                 ============    ============

Basic weighted average shares outstanding                          59,044,266      51,022,412
                                                                 ============    ============

    The accompanying notes are an integral part of these financial statements.

                                PRO SQUARED, INC
                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)



                                                                                   2003            2002
                                                                           ------------    ------------

CONSULTING REVENUE                                                         $       --      $    368,374

COST OF CONSULTING REVENUE                                                         --           127,430
                                                                           ------------    ------------

GROSS PROFIT                                                                       --           240,944
                                                                           ------------    ------------

GENERAL AND ADMINISTRATIVE
General and administrative, other                                                12,228          33,247
Salaries and benefits                                                              --           274,870
Professional and consulting fees                                                 25,437          37,441
Bad debt expense                                                                 52,000            --
Travel and entertainment                                                           --            22,798
                                                                           ------------    ------------

Total general and administrative                                                 89,665         368,356
                                                                           ------------    ------------

Loss from operations                                                            (89,665)       (127,412)

OTHER INCOME (EXPENSE)
Interest expense                                                                (24,532)        (29,092)
Interest income                                                                    --             4,125
Recovery of receivables previously written off                                     --            20,929
                                                                           ------------    ------------

Loss before income taxes                                                       (114,197)       (131,450)

INCOME TAX PROVISION                                                               --              --
                                                                           ------------    ------------

Net loss                                                                   $   (114,197)   $   (131,450)
                                                                           ============    ============

Basic and diluted loss per share                                           $      (0.00)   $      (0.00)
                                                                           ============    ============

Basic weighted average shares outstanding                                    59,044,266      54,605,013
                                                                           ============    ============


    The accompanying notes are an integral part of these financial statements.

                              PRO SQUARED, INC
                          STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                (UNAUDITED)


                                                                                             2003       2002
                                                                                        -----------    ----------
 OPERATING ACTIVITIES
    Net loss                                                                          $  (329,098)   $  (419,721)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                          16,186          8,989
    (Increase) decrease in assets:
    Accounts receivable                                                                   326,245       (201,465)
    Unbilled receivable                                                                    32,118         34,397
    Note receivable                                                                          --           42,200
    Prepaid expense and other current assets                                               17,404           (455)
    Increase (decrease) in liabilities:
    Accounts payable and deferred revenue                                                (142,462)        54,456
    Accrued liabilities and deferred tax liability                                        175,069        186,924
                                                                                      -----------    -----------

Net cash used in operating activities                                                      95,462       (294,675)
                                                                                      -----------    -----------

 INVESTING ACTIVITIES
    Purchase of fixed assets                                                               (4,689)       (60,135)
                                                                                      -----------    -----------

Net cash used in investing activities                                                      (4,689)       (60,135)
                                                                                      -----------    -----------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                                                (8,903)      (822,182)
    Contributed capital                                                                    22,000           --
    Cost of raising capital                                                                  --           (8,126)
    Proceeds from issuance of common stock                                                   --           44,500
    Payable to parent                                                                     113,079           --
    Net proceeds (payments) from issuance of notes payable                               (213,949)     1,051,648
    Stock subscriptions received                                                             --           14,061
                                                                                      -----------    -----------

Net cash used in financing activities                                                    (87,773)        279,901
                                                                                      -----------    -----------

INCREASE (DECREASE) IN CASH                                                                 3,000        (74,909)
CASH AT BEGINNING OF PERIOD                                                                  --           77,640
                                                                                      -----------    -----------
CASH AT END OF PERIOD                                                                 $     3,000    $     2,731
                                                                                      ===========    ============

SUPPLEMENTAL INFORMATION
    Interest paid                                                                     $   116,373    $    78,682
    Common stock issued for services                                                         --          127,813
    Reduction in subscriptions receivable                                                   2,609          3,842
    Common stock subscribed                                                                  --            2,812
    Conversion of note payable to common stock                                             98,000           --

    The accompanying notes are an integral part of these financial statements.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED
                                       F-4


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

Effective July 1, 2003, all future operations for the consolidated group are performed at the Project Group, Inc. (the "Parent"). Ongoing expenses for the Company are limited to professional fees, costs related to receivables at July 1, 2003, and other dormant Company expenses.

NOTE  2  -  GOING  CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems; further, its operating activities have been transferred to its parent. This raises questions as to the ability of the Company to realize its assets and pay its obligations in the ordinary course of business. The company is pursuing a strategy to raise sufficient capital through loans and/or private securities offerings.


NOTE  3  -  DEFERRED  INCOME  TAXES

No federal income taxes have been paid since the inception of the Company. The net deferred tax assets that would result from use of net operating loss carryforwards has been fully reserved for in the financial statements.


NOTE  4  -  REORGANIZATION

On March 26, 2003, the Company became a majority owned subsidiary of Global Boulevard International, Inc. ("Global"). The Company's shareholders exchanged approximately 99.5% of the Company's outstanding shares, or 58,754,266, for 49,720,500 newly issued, shares of Global. The transaction has been accounted for as a reverse merger. Pro-forma financial statements were presented in an amendment to the Form 8-K that was filed on March 28th, 2003.

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

On July 8, 2003, a $50,000 shareholder note payable was converted to 1,000,000 shares of common stock of the parent company at $.05 per share.


NOTE  7  -  EQUITY  TRANSACTIONS

On July 17, 2003, a shareholder exercised warrants to purchase 800,000 shares of the parent company common stock at $0.11 per share. The proceeds from the sale were contributed to capital by the parent company.

Item  2.  Management's  Discussion  and  Analysis

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at September 30, 2003 included herein and our financial statements at December 31, 2002 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

Effective July 1, 2003, all future operations for the consolidated group are performed at The Project Group, Inc. (the "Parent"). Ongoing expenses for the Company are limited to professional fees, costs related to receivables at July 1, 2003 and other dormant company expense. See the financial statements of The Project Group, Inc. at September 30, 2003 for consolidated financial position and results of operations.

Liquidity  and  capital  resources

To date we have raised funds through the issuance of shares of our common stock and have increased liquidity through sales of accounts receivable. Certain funds have also been advanced by Parent. The funds we have raised to date have been applied towards our corporate legal fees, accounting fees, lease payments and our general day-to-day operations.

As of September 30, 2003, we had cash available of $3,000 and total current assets of $113,000. At that same date, we had total current liabilities of $678,953 and total liabilities and shareholders' deficit of $147,000.

In order for us to settle our current obligations, we anticipate a need for additional funding. We may seek additional capital through an offering of our equity securities, an offering of debt securities, by obtaining financing through a bank or other entity, or obtaining additional advances from Parent. If we need to obtain additional financing, the financing may not be available to us or to Parent from any source, or may not be available on terms acceptable to us. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance.

The Company is not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity.

During June 2003, $48,000 was contributed to capital for a shareholder note payable converted to common stock of the Parent. In addition, Parent contributed to capital of the Company $22,000 of cash received from the sale of its common stock.

During the third quarter, Parent contributed to capital of the Company $88,000 received from the sale of its common stock.

RESULTS  OF  OPERATIONS  THREE  MONTHS  ENDED  SEPTEMBER  30,  2003

Effective July 1, 2003, future operations for the consolidated group are performed at The Project Group, Inc. Ongoing expenses for the Company are limited to professional fees, costs related to receivables at July 1, 2003 and other dormant company expense. Accordingly, the results of the Company for the three months ending September 30, 2003 and 2002 are not useful for comparison purposes. See the financial statements of The Project Group, Inc. on Form 10-QSB at September 30, 2003 for consolidated financial position and results of operations.

General  and  Administrative

Total General and Administrative expense, other for the three months ended September 30, 2003 was $12,228.

Professional and consulting fees of $25,437 for the three months ended September 30, 2003, was related primarily to audit, accounting and review services.

Bad debt expense of $52,000 for the three months ended September 30, 2003 related to receivables at July 1, 2003.

Interest  expense  on  receivables  in  place  at  July  1,  2003  was  $24,532.

Net  Loss  for  the  nine  months  ending  September  30,  2003  was  $114,197.

RESULTS  OF  OPERATIONS  NINE  MONTHS  ENDED  SEPTEMBER  30,  2003

Effective July 1, 2003, future operations for the consolidated group are performed at The Project Group, Inc. Ongoing expenses for the Company are limited to professional fees, costs related to receivables at July 1, 2003 and other dormant company expense. Accordingly, the results of the Company for the nine months ending September 30, 2003 and 2002 are not useful for comparison purposes. See the financial statements of The Project Group, Inc. at September
30, 2003 for consolidated financial position and results of operations. The results of operations for the first six months of 2003 and 2002 are comparable. See the financial statements of Pro Squared, Inc. on Form 10-QSB for the period ended June 30, 2003.

 CONTROLS  AND  PROCEDURES

     (a)  Evaluation  of  Disclosure  Controls  and  Procedures.
          ------------------------------------------------------

Within the 90 days prior to the date of the Quarterly Report for the period ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)  Changes  in  Internal  Control.
          -------------------------------

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.



                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

In April 2003, the Company was named as a defendant in a civil action initiated In the 53rd Judicial District of Travis County, Texas brought by Collective
Technologies, LLC successor in interest to Collective Technologies, Inc. The complaint names several defendants including The Project Group, The Project Group, Inc., www.projectgroup.com and Pro Squared. The complaint concerns a collection suit brought by Collective Technologies claiming that the Company is obligated to repay a debt owed by Mediatrain. The Company has never had a business relationship with Collective and in the opinion of management and its litigation counsel, the suit has no basis. The claim is for an unspecified amount including actual damages, punitive damages, interest, and attorney`s fees.


ITEM  2.  CHANGE  IN  SECURITIES

Recent sale of unregistered securities.

     During the third quarter for the 2003 fiscal year, we have not issued unregistered securities.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM  5.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


       a. Exhibits

     31.1 Certification by the Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       b. There were no reports on Form 8-K filed with the Commission for the quarter ended September 30, 2003.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PRO SQUARED, INC.

Dated: November 18, 2003
                                     By: /s/ Craig Crawford
                                         ------------------------
                                   Name:  Craig Crawford
                                  Title:  President, Director
                                          Principal Executive Officer and
                                          Principal  Accounting Officer