Form 10KSB
period 2003-12-31
PRO SQUARED INC
filed 2004-04-16
CIK 1164500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-33493

                               PRO SQUARED, INC.
                  -------------------------------------------
                 (Name of small business issuer in its charter)

      Texas                                                    76-0686021
-------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

333 North Sam Houston Parkway East
Suite 275, Houston, Texas                                         77060
--------------------------------------                         ------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (713) 622-1100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                                      Name of exchange on
                                                           which registered

      None                                                        None
--------------------                                     -----------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $0.001 Par Value
                          -----------------------------
                                (Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $1,084,512.

The market value of the common stock held by non-affiliates cannot be estimated since there is no publicly traded market for the Company's shares of Common Stock.

      As of April 13, 2004 there 59,044,266 were shares of the Company's Common Stock, $0.001 par value, issued and outstanding.

Transmittal Small Business Disclosure Format (check one) Yes [ ] No [X]

                               INTRODUCTORY NOTE

         Certain statements in this Report on Form 10-KSB (the "Report") under the caption "Management's Discussion and Analysis Plan of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. When used in the Report, statements that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                     PART I

Item 1. Description of Business

Overview

      Pro Squared, Inc. is a Texas corporation, incorporated on July 24, 2001, and was a provider of project management services and a technology consulting firm. On March 26, 2003, Global Boulevard International, Inc. ("GBBV ") entered into an Agreement and Plan of Reorganization, (the "Reorganization Agreement") which sets forth the terms and conditions of a proposed business combination of between GBBV and us. Pursuant to the Reorganization Agreement, our shareholders exchanged 99.5% of our outstanding shares of common stock for 49,720,500 newly issued, shares of GBBV. As a result of such transaction, we became a majority owned subsidiary of GBBV. GBBV was subsequently renamed The Project Group, Inc. Effective July 1, 2003, all operations for the consolidated group are performed at The Project Group, Inc. (the "Parent"). Our principal executive offices are located at 333 North Sam Houston Parkway East Suite 275, Houston, Texas, 77060. Our telephone number is (713) 622-1100 and our fax number is (713)622-1103.

      When we state that we provided project management services, we mean that we teach and/or provide the processes and system designs used by companies for project management, project cost control, project timeline development, resource utilization and risk analysis all with a focus towards improving a client company's overall efficiency and operating or financial results. We also provide technology consulting services meaning that we review a client company's computer systems, internal networks, computer file servers and their capabilities to support a proposed project desired by the client company. We also prepare computer network specifications and provide on-site technical assistance with computer networks to enable the client companies to manage their project management systems via the Internet. Project management consulting is a highly specialized and fragmented market spread across various industries and governmental entities. With new technological advances in software and management training, corporations and governments are beginning to realize the value of implementing and upgrading their project management systems and assessing the implementation of enterprise wide project management systems.

      Since July 1, 2003, we have no current business operations and we make no representation, nor is any intended, that we will be able to carry on future business activities successfully. Further, we can give no assurance that we will have the ability to acquire or merge with an other operating business, business opportunity or property that will be of material value to us. We will not restrict our search to any specific geographical location, and we may participate in a business venture of virtually any kind or nature.

      The  Company  has not yet  determined  if it plans to seek or  identify  a business combination with a private entity whose business presents an opportunity for Company shareholders. Before this decision can be made the Company's management needs to review and evaluate business ventures for possible mergers or acquisitions. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

Intellectual property

      We do not own any patents or trademarks and have no patents or trademarks pending.

Employees

      We have no full or part-time employees.


You should carefully consider the following risks and the other information contained in this Annual Report.

THERE  IS  SUBSTANTIAL  DOUBT  THAT  WE  WILL  CONTINUE  AS  A  GOING  CONCERN.

      Since our inception on July 24, 2001 through the period ended December 31, 2003, the Company has generated losses totaling $1,176,249 resulting in negative shareholders equity of $642,969, with a working capital deficit of $642,969.

Since the Company has ceased operations, the Company is dependent on advances from its Parent to fund necessary expenses and fund payment of liabilities. However there is no assurance that such advances will be available.


THERE IS NO CURRENT TRADING MARKET FOR OUR SECURITIES. WITHOUT A TRADING MARKET, PURCHASERS OF THE SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

      There  is  currently  no   established   public  trading  market  for  our
securities. A trading market in our securities may never develop. If a trading market does develop, it may not be sustained for any significant time.


Item 2. Properties.

      Our principal executive offices are located at 333 North Sam Houston Parkway East Suite 275, Houston, Texas, 77060, which is leased by our Parent.

Item 3. Legal Proceedings.

In April 2003, we were named as a defendant in a civil action initiated in the 53rd Judicial District of Travis County, Texas brought by Collective Technologies, LLC successor in interest to Collective Technologies, Inc. The complaint names several defendants including The Project Group, The Project Group, Inc., www.projectgroup.com and Pro Squared. The complaint concerns a collection suit brought by Collective Technologies claiming that we are obligated to repay a debt owed by Mediatrain. The Company has never had a business relationship with Collective and in the opinion of management and its litigation counsel, the suit has no basis. The claim is for an unspecified amount including actual damages, punitive damages, interest, and attorney's fees. As of the date of this filing we are still in the initial phase of discovery, and it is too early for us to predict a range of exposure or a likely outcome. However, we are actively pursuing this case and anticipate moving to dismiss the allegations against the Company.

Mr. Brian Wilson, a former employee and contractor of Pro Squared, Inc., has claimed with the Texas Workforce Commission that Pro Squared, Inc. did not properly pay him during his employment. The total amount of his initial claim was approximately $94,889; however, in subsequent administrative reviews this amount was reduced to approximately $30,000 by The Texas Workforce Commission under their interpretation of the Texas Payday law. A decision was entered by the Texas WorkForce Commission in April 2004 finding no liability for unpaid wages and dismissing the case.



Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

      (A) MARKET PRICE. There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. However, our parent company, The Project Group, Inc., is listed on the OTC - Bulletin Board under the ticker "PJTG".

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

Shareholders

As of April 13, 2004, we had approximately twenty-nine shareholders, with an aggregate of 59,044,266 shares of common stock outstanding.

Dividend Policy

            We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

      We issued no shares during the fourth quarter of the year ended December 31, 2003.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, our anticipated capital requirements and capital resources.

      Effective July 1, 2003, all future operations for the consolidated group are performed at The Project Group, Inc. (the "Parent"). Ongoing expenses for the Company are limited to professional fees, costs related to receivables at July 1, 2003, accruals of penalty and interest on unpaid payroll taxes and other dormant company expense. See the financial statements of The Project Group, Inc. at September 30, 2003 for consolidated financial position and results of operations.

For the year ended December 31, 2003

(i) To date we have raised funds through the issuance of shares of our common stock, borrowing and by factoring our accounts receivable. The funds we have raised to date have been applied towards our corporate legal fees, accounting fees, lease payments and our general day to day operations. Since the company has ceased operations, the Company is dependent on advances from its parent to fund necessary expense and fund payment of liabilities. However there is no assurance that such advances will be available.

      As of December 31, 2003, we had cash available of $37,992 and total assets
      of  $41,467,   with  total  current  liabilities  of  $684,436  and  total shareholder's deficit of $642,969.

      (ii) Effective July 1, 2003, all future operations for the consolidated group are performed at The Project Group, Inc. Computers and equipment and software development costs were transferred to the parent at book value on December 31, 2003.


Results of Operations

The operations for 2003 are for the six months of operations ended June 30, 2003, and, accordingly a comparison of results for the years ended December 31, 2003 and 2002 is not considered meaningful. See the Pro Squared 10-QSB at June 30 for a comparison of the six months ended June 30, 2003 and 2002. See the Form 10-QSB of The Project Group, Inc. at December 31, 2003 for a comparison of the consolidated financial position and results of operations for the years ended December 31, 2003 and 2002.

Expenses since June 30, 2003 consist of professional fees of $32,000, accruals for penalty and interest of $65,000 on unpaid payroll taxes, bad debt expense of $88,000 and interest of $16,000 on accounts receivable from work performed prior to June 30, 2003.

The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") as superseded in December 2003, by FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities-- an interpretation of ARB 51 ("FIN No. 46R"). FIN No. 46R requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN No. 46R is applicable for the Company starting February 1, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact our financial position, cash flows or results of operations.

In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2004 did not impact our financial position, cash flows or results of operations.

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

Item 7. Financial Statements

                                PRO SQUARED, INC.

                                TABLE OF CONTENTS


                                                                     PAGE

Independent Auditor's Report                                         F - 1

Balance Sheet as of December 31, 2003                                F - 2

Statements of Operations for the Years ended
   December 31, 2003 and 2002                                        F - 3

Statements of Shareholders' Deficit for the Years ended
   December 31, 2003 and 2002                                        F - 4

Statements of Cash Flows for the Years ended
   December 31, 2003 and 2002                                        F - 5

Notes to the Financial Statements                                F - 6 to F - 12

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Pro Squared, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Pro Squared, Inc. (a Texas Corporation) as of December 31, 2003 and the related statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Squared, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          Thomas Leger & Co., L.L.P.

March 26, 2004
Houston, TX

                                PRO SQUARED, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    37,992
  Accounts receivable                                                     3,475
                                                                    -----------

TOTAL ASSETS                                                        $    41,467
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $    61,795
  Accrued liabilities                                                   376,386
  Payable to parent company                                             244,262
  Accrued interest payable                                                1,993
                                                                    -----------

  Total current liabilities                                             684,436
                                                                    ===========

SHAREHOLDERS' DEFICIT
  Common stock, par value $.001, 200,000,000
      shares authorized, 59,044,266 shares issued
      and outstanding                                                    59,044
  Paid-in capital                                                       474,236
  Accumulated deficit                                                (1,176,249)
                                                                    -----------

  Total shareholders' deficit                                          (642,969)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $    41,467
                                                                    ===========


                     The accompanying notes are an integral
                      part of these financial statements.

                                PRO SQUARED, INC.
                  STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                           DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                  2003                2002
                                                              ------------        ------------
CONSULTING REVENUE                                            $  1,084,512        $  1,588,562

COST OF CONSULTING REVENUE                                         434,953             661,941
                                                              ------------        ------------

GROSS PROFIT                                                       649,559             926,621
                                                              ------------        ------------

GENERAL AND ADMINISTRATIVE
  Salaries and benefits                                            489,562             907,063
  Professional and consulting fees                                 115,284             260,380
  Bad debt expense                                                 100,794              93,264
  Travel and entertainment                                          80,875              82,125
  General and administrative, other                                189,260             170,347
                                                              ------------        ------------

  Total expenses                                                   975,775           1,513,179
                                                              ------------        ------------

  Loss from operations                                            (326,216)           (586,558)

OTHER (INCOME) EXPENSE
  Interest expense                                                 113,899             136,352
  Recovery of receivables previously written off                        --             (20,929)
                                                              ------------        ------------

  Total other (income) expenses                                    113,899             115,423
                                                              ------------        ------------

  Loss before income taxes                                        (440,115)           (701,981)

INCOME TAX PROVISION                                                    --               4,133
                                                              ------------        ------------

  NET LOSS                                                    $   (440,115)       $   (697,848)
                                                              ============        ============

  Basic and diluted loss per share                            $      (0.01)       $      (0.01)
                                                              ============        ============

  Basic and diluted weighted average shares outstanding         59,044,266          59,044,266
                                                              ============        ============

                     The accompanying notes are an integral
                      part of these financial statements.

                                PRO SQUARED, INC.
                STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS
                        ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                           Paid                          Stock
                                                     Common Stock           In          Accumulated   Subscription
                                                Shares       Amount       Capital        Deficit       Receivable        Total
                                              ----------   -----------   -----------    -----------    -----------    -----------
Balance at January 1, 2002                    44,750,040   $    44,750   $    57,804    $   (38,286)   $   (17,700)   $    46,568

Stock issued for services                      1,640,000         1,640        80,336             --             --         81,976
Shareholders' loans converted to stock         1,500,000         1,500        13,500             --             --         15,000
Payable to shareholders converted to stock    10,069,226        10,069       123,790             --             --        133,859
Stock issued for cash                          1,085,000         1,085        43,415             --             --         44,500
Cash received                                         --            --            --             --         11,250         11,250
Reduction in accounts payable                         --            --            --             --          3,841          3,841
Net loss                                              --            --            --       (697,848)            --       (697,848)
                                              ----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2002                  59,044,266        59,044       318,845       (736,134)        (2,609)      (360,854)
                                              ----------   -----------   -----------    -----------    -----------    -----------

Contributed capital by parent                         --            --       158,000             --             --        158,000
Stock subscription receivable written off             --            --        (2,609)            --          2,609             --
Net loss                                              --            --            --       (440,115)            --       (440,115)
                                              ----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003                  59,044,266   $    59,044   $   474,236    $(1,176,249)   $        --    $  (642,969)
                                              ==========   ===========   ===========    ===========    ===========    ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                                PRO SQUARED, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                              2003           2002
                                                            ---------      ---------
OPERATING ACTIVITIES
  Net loss                                                  $(440,115)     $(697,848)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                21,580         14,637
  Stock issued for services                                        --         81,976
  Payables converted to stock                                      --        133,859
  Consulting agreement settlements                                 --        164,000
  (Increase) decrease in assets:
    Accounts receivable                                       425,659       (338,419)
    Unbilled receivable                                        32,118          9,999
    Note receivable                                                --         65,285
    Prepaid expense and other current assets                   24,516         (4,236)
  Increase (decrease) in liabilities:
    Accounts payable and deferred revenue                    (148,698)       200,197
    Accrued liabilities and interest payable                  197,910        (68,475)
    Income taxes                                                   --         (4,133)
                                                            ---------      ---------

    Net cash (used in) provided by operating activities       112,970       (443,158)

INVESTING ACTIVITIES
  (Purchase) sale of fixed assets                              23,917        (60,135)
                                                            ---------      ---------

    Net cash (used in) provided by investing activities        23,917        (60,135)
                                                            ---------      ---------

FINANCING ACTIVITIES
  Proceeds from shareholder loans                                  --         65,000
  Contributed capital by parent                               110,000             --
  Payment of notes payable to shareholder                     (35,007)       (14,993)
  Payable to parent                                           194,262             --
  Checks drawn in excess of bank balances                      (8,887)         8,887
  Proceeds from issuance of common stock                           --         44,500
  Net payments of note payable                               (359,263)       311,009
  Stock subscriptions received                                     --         11,250
                                                            ---------      ---------

Net cash (used in) provided by financing activities           (98,895)       425,653
                                                            ---------      ---------

INCREASE (DECREASE) IN CASH                                    37,992        (77,640)
CASH AT BEGINNING OF PERIOD                                        --         77,640
                                                            ---------      ---------
CASH AT END OF PERIOD                                       $  37,992      $      --
                                                            =========      =========

SUPPLEMENTAL INFORMATION
  Interest paid                                             $ 131,345      $ 111,593
  Common stock issued:
    In exchange for payables to shareholders                       --        133,859
    In exchange for shareholders' loans                            --         15,000
    For services                                                   --         81,976
  Conversion of consulting contract to note payable                --         98,000
  Payable from consulting agreement settlement                     --         66,000
  Reduction in subscriptions receivable                         2,609          3,841
  Reduction of notes payable to shareholder:                       --
    Contributed capital by parent                              48,000             --
    Increase in payable to parent                              50,000             --

                     The accompanying notes are an integral
                      part of these financial statements.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1.  ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION

Pro Squared, Inc. was organized on July 24, 2001.

The Company provides project management and integration consulting services throughout the United States.

During March 2003, Global Boulevard International, Inc. ("Global") acquired substantially all of the issued and outstanding common shares of Pro Squared, Inc. ("Pro Squared") from its shareholders in a reverse merger. As consideration for the Pro Squared common shares, Global issued and exchanged 49,720,500 shares of its common stock for 99.5% of Pro Squared's outstanding common stock. As a result, Pro Squared is substantially a wholly owned subsidiary of Global.

The name of Global was changed to The Project Group, Inc. ("parent").

Effective June 30, 2003, all operations of the Company were transferred to the parent company. In December 2003, all the property and equipment of the Company were transferred to the parent company at net book value.

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

ACCOUNTS RECEIVABLE

The Company utilizes the allowance method for determining the collectibility of its accounts receivable. The allowance method recognizes bad debt expense following a review of the individual accounts outstanding in light of the surrounding facts. Accounts receivables are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts based on historical bad debts, factors related to specific customers'

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ability to pay and economic trends. The Company writes off accounts receivables against the allowance when a balance is determined to be uncollectible.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, or the shorter of the useful lives.

Routine repairs and maintenance costs are charged to operations as incurred while the costs of significant improvements are capitalized. All the property and equipment was transferred to the parent company during the year. Depreciation expense for the year ended December 31, 2003 and 2002 was $5,819 and $4,002, respectively.

INTANGIBLES

The Company has adopted Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." All the intangibles were transferred to the parent company during the year. Amortization expense for the year ended December 31, 2003 and 2002 was $15,762 and $10,635, respectively.

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

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure. Accordingly, actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications were made to previously reported amounts in the accompanying financial statement and notes to make them consistent with the current year presentation.

FAIR VALUE DISCLOSURE AT DECEMBER 31, 2003

The carrying value of cash, accounts receivable, accounts payable, accrued liabilities and notes payable are reasonable estimates of their fair value because of short-term maturity.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Consulting revenues are derived from various customers who generally are not required to provide collateral for amounts owed to the Company and are dispersed over a wide geographic area.

For the year ended December 31, 2003 and 2002, the following customers accounted for revenues greater than 10%:

                                         2003                   2002
                                         ----                   ----
Customer A                                35%                    10%
Customer B                                 -                     23%
Customer C                                15%                    21%
Customer D                                23%                     -

No other customers accounted for more than 10% of revenue during the years then ended.

NET LOSS PER SHARE

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average of common shares outstanding during the year. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. Because the Company incurred losses in 2003 and 2002, the inclusion of those potential common shares in the calculation of diluted

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

loss per share would have an anti-dilutive effect; therefore, basic and diluted per share amounts were the same in each of 2003 and 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") as superseded in December 2003 by FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities--an interpretation of ARB 51 ("FIN No. 46R"). FIN No. 46R requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN No. 46R is applicable for the Company starting February 1, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our financial condition or results of operations.


In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact our financial position, cash flows or results of operations.


In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2004 did not impact our financial position, cash flows or results of operations.

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has experienced cash flow problems. The Company has transferred all operations to its parent company effective June 30, 2003. The Company is dependent on its parent company to provide its working capital.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


2.  ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

On October 9, 2002, the Company entered into an accounts receivable purchase agreement with a shareholder (Factor). The agreement allows for acceptable accounts receivable to be sold and assigned to the Factor. The Factor may then hold back payment of an amount equal to 10-20 percent of the gross face amount sold. At December 31, 2003 there were no outstanding accounts receivable or related notes payable since the operations were transferred to the parent company. Under the arrangement, the Company pays a fee of 3-10% of the accounts receivable sold, depending on when the receivable is collected by the Factor and approximates a 27% interest rate on the outstanding balance. The Company sold a significant portion of its accounts receivable and collects the remainder in the ordinary course of business.

3.  LEASE

Through June 2003, the Company leased its office space under a month-to-month agreement with a shareholder. Rental expense under the agreement was $12,709 and $18,000 for the years ended December 31, 2003 and 2002, respectively.

4.   INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2003 and 2002.

                                                         2003           2002
                                                       ---------      ---------
Loss before income taxes                               $(440,115)     $(701,981)
                                                       =========      =========

Income tax benefit computed at statutory rates         $(149,639)     $(238,674)
Permanent differences, nondeductible expenses              3,368          1,558
Increase in valuation allowance                          175,062        245,691
Other                                                    (28,791)       (12,708)
                                                       ---------      ---------

Tax Benefit                                            $      --      $  (4,133)
                                                       =========      =========


No federal income taxes have been paid since the inception of the Company. The Company files a consolidated tax return with the parent. The Company has a net operating loss carry forward of approximately $865,000 which will expire in 2021 through 2023. The Company's net operating loss carryforward may be subject to annual limitations, which

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


4.  INCOME TAX (CONTINUED)

could defer the utilization of the loss as a result of ownership changes as defined in section 382 of the Internal Revenue Code.

DEFERRED INCOME TAXES

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2003 and 2002 are set out below.

DEFERRED INCOME TAXES (CONTINUED)

                                                                   2003           2002
                                                                 ---------      ---------
    DEFERRED TAX ASSETS
        Net operating loss carry forwards                        $ 294,234      $ 272,318
        Valuation allowance                                       (420,753)      (245,691)
        Conversion to cash basis for tax reporting purposes        126,519             --
                                                                 ---------      ---------

Total deferred tax asset                                                --         26,627
                                                                 ---------      ---------

    DEFERRED TAX LIABILITY
        Conversion to cash basis for tax reporting purposes             --         26,627
                                                                 ---------      ---------

    Net deferred tax liability                                   $      --      $      --
                                                                 =========      =========


5.   COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

The Company entered into a three year consulting arrangement with an individual dated July 31, 2001, which was amended January 1, 2002. The arrangement provides for payments of $5,000 per quarter beginning March 31, 2002. Additional payments of $7,500 and $10,000 per month are required upon reaching certain revenue goals as set out in the agreement. The Company will expense the above fees as services are provided. For the years ended December 31, 2003 and 2002, the individual waived all payments.

In addition, in 2001 the Company granted the individual options to purchase 400,000 shares of Common Stock at a purchase price of $.156 per share; the options shall vest once the Company has obtained annual revenues of $5,000,000 over a twelve (12) month period. Also the Company granted the individual options to purchase 400,000 shares of Common Stock of the Company at a purchase price equal to $.3125 per share; these options shall vest once the Company has obtained annual revenues of $10,000,000 in aggregate over a twelve (12) month period. The Company calculated the fair market value of the options using the Black-Scholes options pricing model and determined that the fair market value was not material. The options are now exercisable into stock of the Parent company.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

PAYROLL TAX LIABILITY

The Company owes approximately $212,536 in payroll taxes for 2003. Management has recorded as a liability its best estimate of penalties and interest associated with these payroll taxes. The Company is in preliminary stages of negotiations with the Internal Revenue Service regarding payment of the liability.

LITIGATION

The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse affect on the Company's financial position or results of operations.

6.   NOTES PAYABLE TO SHAREHOLDERS

On June 12, 2002, the Company entered into an unsecured note payable of $15,000 with one of its shareholders/directors. Under the terms of the note, the stated interest rate was 18% with a due date of December 31, 2002. Per the note, the shareholder had the right to convert the debt into 1,500,000 common shares of the Company should the note not be paid by the due date. On December 31, 2002, the note payable was converted into 1,500,000 common shares of the Company.

On June 28, 2002 the Company entered into a secured promissory note payable of $50,000 with a shareholder of the Company. The notes bears interest at 18%. The note was repaid during 2003.

On December 31, 2002, the Company entered into a promissory note payable of $98,000 with a shareholder of the Company as payment owed in connection with the buy-out of a consulting agreement originally dated June 15, 2001. On May 28, 2003, the Company approved a resolution modifying the terms of the note payable. The warrants previously issued were modified to reflect an exercise price of $0.11 per share for the purchase of 1,000,000 pre-split shares of the parent company's stock. On May 28, 2003, the parent company calculated the fair market value of the warrants using the Black-Scholes option pricing model and determined that the fair market value was not material. The warrants were exercised during 2003.

During 2003, the shareholder converted the note into shares of the parent company's common stock. As a result of this transaction, the parent company assumed the $98,000 notes payable and contributed $48,000 of this notes payable to the equity of the Company.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identity of our current directors and executive officers.


       Name                  Age       Positions  and  Offices  Held
  -----------------         -----      -------------------------------
  Craig  Crawford            50         President, Chief Executive Officer, and
  17170  St.  James  Place             Chief Financial Officer and Director
  Houston,  TX  77056

  William  H.  Moebius       72         Chairman and Director
  1770  St.  James  Place
  Houston,  TX  77056

  John  Winchester           56         Senior Vice President and Director
  1770  St.  James  Place
  Houston,  TX  77056

  Emmett  R. McCoppin, Sr.   47         Vice President, Chief Technology Officer
  and  Director
  1770  St.  James  Place
  Houston,  TX  77056

  Sean  Hanson               43         Director, Treasurer and Secretary
  1770  St.  James  Place
  Houston,  TX  77056

      Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

      Craig Crawford, has served as our President, Chief Executive Officer, Chief Financial Officer and Director since inception and is also an officer and director of The Project Group, Inc., our parent company, since March 26, 2003. Mr. Crawford brings over twenty five years of experience in the management of operations in the process and /construction industries, marketing and finance. From July 1997 to May 2001, Mr. Crawford served as the president of Genisys Information Systems, Inc. a software consulting company and from 1995 to 1997 Mr. Crawford served as Vice President, Western Region, for IST, Inc. a $65 million specialty welding company and mechanical contracting company. Prior to 1995 Mr. Crawford was a Vice President, Western Region, for Serv-Tech, Inc. and has served in Senior Management positions from operations to finance at Rice University, Brown and Root, Inc. and Goodwin Dannenbaum Littman and Wingfield, Inc. From 1971 to 1973 Mr. Crawford attended the Colorado school of Mines, studying Chemical Engineering and in 1975 graduated from North Carolina State University with a BBA, Business Management.

      William H. Moebius, has served as our Chairman since inception and brings over 40 years of experience in the construction and management of process facilities worldwide. He is also a director of The Project Group, Inc., our parent company, since March 26, 2003. From 1997 through 2001, Mr. Moebius served as a consultant for Genisys Information Systems, Inc. located in Texas. Formerly the Vice President of construction for Coastal Corporation, from 1991 through 1997, Mr. Moebius was responsible for millions of dollars of successful projects at coastal facilities internationally. Mr. Moebius also served in Senior Management positions, including President, in a number of well respected engineering and construction companies headquartered in New York, New Jersey and Houston. Mr. Moebius received his Bachelor of Science degree in Engineering from Yale University School of Engineering.

      John Winchester, has served as our Senior Vice President and Director since inception and has over thirty-two years of experience in corporate systems data processing, including accounting, inventory and manufacturing control in a wide range of industries. He is also an officer and director of The Project Group, Inc., our parent company, since March 26, 2003. From February 2001 until June 2001 Mr. Winchester served as a senior project manager for a consulting firm located in Maryland. From 1999 through February 2001, Mr. Winchester was an independent consultant and from April 1996 through October 1999 he served as the Vice President of Software Development for Genisys Information Systems Inc. Mr. Winchester has trained approximately 3,000 individuals in creating and implementing project management systems including Boeing; Lockheed Martin; GE Aircraft engines; Microsoft and various United States government agencies.

      Emmett R. McCoppin, Sr., has served as our Chief Technology Officer and Director since our inception and has over sixteen years of experience developing software for special applications within the scope of project management and budget tracking systems for government compliance programs. He is also an officer and director of The Project Group, Inc., our parent company, since March 26, 2003. From 1997 through 2001 Mr. McCoppin served as a senior consultant/programmer for Genisys Information Systems, Inc. From January 1997 through April 1997 Mr. McCoppin served as a senior consultant for PMIS, a management consulting and software company located in California. From 1974 through 1997 Mr. McCoppin served as a project manager and network engineer for Dupont, Inc. located in Texas. Mr. McCoppin was trained at Lamar University and Dupont/Conoco to manage server systems and LAN/WAN networks. Mr. McCoppin is a Microsoft Certified Professional, Novell Certified Administrator, Broadband and Ethernet Certified Systems Engineer, PC LAN Certified, and Microsoft SQL Server Certified.

      Sean Hanson, has served as our Director, Treasurer and Secretary since our inception and has over twenty years of experience in a broad variety of responsible positions planning and construction process facilities for the petrochemical industry. He is also an officer and director of The Project Group, Inc., our parent company, since March 26, 2003. From February 2001 through July 2001 Mr. Hanson served as the senior project manager for a consulting firm, located in Maryland, from 1997 through 2001 Mr. Hanson served as the Director of Project Management for Genisys Information Systems, Inc., located in Texas, and from 1996 through 1997 Mr. Hanson served as the Senior Planning Manager for Basis Petroleum, Inc., located in Houston. He has functioned as Project Manger, Senior Planner, Senior Consultant on a variety of large projects ranging from refineries in Aruba, to the re-design of the Internal Revenue Service's computer system. From 1983 to 1984 Mr. Hanson attended Sawyer Business College.

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


Item 10.  Executive Compensation.

      The officers or directors that have received or earned any compensation or bonus in excess of $100,000 for services rendered in fiscal year 2001, 2002 or 2003 are listed below.

      The  following   table  sets  forth   information   concerning  the  total
compensation that we have paid or accrued on behalf of our chief executive officer since our inception.

                           SUMMARY  COMPENSATION  TABLE
                             Long-Term  Compensation
                          -----------------------------
         Annual  Compensation                 Awards         Payouts
         --------------------                 ------         -------
Name  and                              Restricted
Principal                              Stock
Position(s)         Year   Salary($)   Bonus      Other       Awards (# shares)
                                               Compensation
----------------- -------- --------- ------------------------------------------
Craig  Crawford     2001               49,165
President           2002   118,320.    74,952 (1)
                    2003       N/A

(1) Such shares were issued to Mr. Crawford as reimbursement for expenditures in the amount of $3747.60 for the fiscal year ended December 31, 2002.

We do not maintain key-man life insurance for any of our executive officers or Directors.

We do not have any stock option plans for our employees; however, our parent Company, The Project Group, Inc. does maintain an Employee Stock Option Plan.

Compensation of Directors

      During the fiscal year ending December 31, 2003 and 2002, other than as described herein, no other officer or director received any cash compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments. See Certain Relationships and Related Transactions.

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


Name  and  Address                 Amount  of  Beneficial   Percentage  of
of  Beneficial  Owner                   Ownership(1)             Class(2)
---------------------------         --------------------   -------------------
Project Group, Inc.                      58,754,266              99.5%

Craig Crawford

William H. Moebius

John Winchester

Emmett R. McCoppin

Sean Hanson

Directors  and  officers
as  a  Group                                 0                      0


(1) The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after April 13, 2004. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

(2) Such figures are based on 59,044,266 shares of our common stock issued and outstanding as of April 13, 2004.



Item 12.  Certain Relationships and Related Transactions.

On June 12, 2002 the Company entered into an unsecured note payable of $15,000 with one of its shareholders/directors. Under the terms of the note, the stated interest rate was 18% with a due date of December 31, 2002. Per the note, the shareholder had the right to convert the debt into 1,500,000 common shares of the Company should the note not be paid by the due date. On December 31, 2002, the note payable was converted into 1,500,000 common shares of the Company.

On June 28, 2002 the Company entered into a secured promissory note payable of $50,000 with a shareholder of the Company. The notes bears interest at 18%. The note was repaid during 2003.

Effective December 1, 2002, the Company canceled a consulting agreement with a sales director and agreed to pay $3,000 per month for a period of 45 months starting December 1, 2002 as payment for all consulting fees owed to the consultant. The agreement does not have a stated interest rate; however, using an imputed interest rate of 18% results in an immaterial amount. At December 31, 2003 all amounts owed were paid in full.

On December 31, 2002, the Company entered into a promissory note payable of $98,000 with a shareholder of the Company, as payment owed in connection with the buy-out of a consulting agreement originally dated June 15, 2001. On May 28, 2003, the Company approved a resolution modifying the terms of the note payable. The warrants previously issued were modified to reflect an exercise price of $0.11 per share for the purchase of 1,000,000 pre-split shares of the parent company's stock. On May 28, 2003 the parent company calculated the fair market value of the warrants using the Block-Sholes option pricing model and determined that the fair market value was not material. The warrants were exercised during 2003. During 2003 the shareholder converted the note into shares of the parent company's common stock.


In March 2003, and in connection with our becoming a subsidiary of Global Boulevard International, Inc.(now known an The Project Group, Inc.), the officers and directors have exchanged their shares of Pro Squared, Inc. for shares of The Project Group, Inc. Pursuant to the agreement dated March 26, 2003, our officers and directors, who are also the officers and directors of The Project Group, Inc., were granted an option to convert all of their The Project Group, Inc. Common Stock into a designated class of Class A preferred shares of The Project Group, Inc. that will offer voting rights identical to those rights of holders of common shares. The right of the foregoing individuals to convert all of their shares of The Project Group, Inc. Common Stock, an aggregate of 36,289,766 shares (which is 14,515,906 post split sharers), into shares of Class A preferred stock of The Project Group, Inc. Such Class A preferred stock will be convertible beginning TWO (2) years from the date of issuance and, if and when converted, shall be converted into shares of Project Group, Inc. Common
Stock based on the total number of shares of The Project Group, Inc. Common Stock issued and outstanding on the conversion date such that the issuance of The Project Group Common Stock to the holder shall represent, on a pro rata basis, 59.38% of The Project Group's Common Stock then outstanding after such conversion has taken place.

ITEM 13.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.
         ------------------------------------------------

      Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

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

Item 14. Exhibits and Reports on Form 8-K.

      (a) Exhibits

Exhibit
Number      Description
---------  ---------------------

      (a) Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (b) Reports on Form 8-K.

      The Company did not file a Current Report on Form 8-K for the fourth quarter ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PRO SQUARED, INC.

Date: April 14, 2004                    By:  /s/  Craig  Crawford
                                        ----------------------------------------
                                        Craig  Crawford
                                        President  and  Chief  Executive Officer
                                        Principal Executive Officer and
                                        Principal Accounting Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                      Title                             Date
--------------------------        -----------------------------        ------------------
/s/  Craig  Crawford
--------------------------                                                April 14, 2004
  Craig  Crawford                    President, Chief Executive
                                     Officer and Director
/s/   William  H.  Moebius
--------------------------
  William  H.  Moebius               Chairman and Director                April 14, 2004


--------------------------
  John  Winchester                   Senior Vice President and Director   April 14, 2004


--------------------------
  Emmett  R. McCoppin, Sr.           Vice President, Chief Technology     April 14, 2004
                                     Officer  and  Director
/s/   Sean  Hanson
--------------------------
  Sean  Hanson                       Director, Treasurer and Secretary    April 14, 2004