Form 10QSB
period 2004-03-31
PRO SQUARED INC
filed 2004-05-18
CIK 1164500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED    March 31, 2004
                                     ---------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

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


              1770 St. James Place, Suite 115, Houston, Texas 77056
              -----------------------------------------------------
                    (Address of principal executive offices)


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

                                  Yes [X] No [_]

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of May 15, 2004 was 59,044,266.

PART  1  -  FINANCIAL  INFORMATION
            ----------------------


                                PRO SQUARED, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
Cash                                                                $    18,367
                                                                    -----------

TOTAL ASSETS                                                        $    18,367
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                 $    11,713
   Accrued liabilities                                                  369,319
   Payable to parent company                                            278,311
   Accrued interest payable                                               1,993
                                                                    -----------
   Total current liabilities                                            661,336
                                                                    -----------

SHAREHOLDERS' DEFICIT
   Common stock, par value $.001, 200,000,000
      shares authorized, 59,044,266 shares issued
      and outstanding                                                    59,044
   Paid-in capital                                                      474,236
   Accumulated deficit                                               (1,176,249)
                                                                    -----------

   Total shareholders' deficit                                         (642,969)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $    18,367
                                                                    ===========


                     The accompanying notes are an integral
                      part of these financial statements.

                                PRO SQUARED, INC.
                             STATEMENTS OF OPERATION
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                     2004               2003
                                                     ----               ----

CONSULTING REVENUE                               $         --      $    544,055

COST OF CONSULTING REVENUE                                 --           210,910
                                                 ------------      ------------

GROSS PROFIT                                               --           333,145
                                                 ------------      ------------

GENERAL AND ADMINISTRATIVE
  Salaries and benefits                                    --           243,778
  Professional and consulting fees                         --            30,505
  Bad debt expense                                         --                --
  Travel and entertainment                                 --            38,284
  General and administrative, other                        --            44,451
                                                 ------------      ------------

  Total general and administrative                         --           357,018
                                                 ------------      ------------

  Loss from operations                                     --           (23,873)

OTHER EXPENSE
  Interest expense                                         --            54,554

Loss before income taxes                                   --           (78,427)
                                                 ------------      ------------

INCOME TAX PROVISION                                       --                --
                                                 ------------      ------------

  NET LOSS                                       $         --      $    (78,427)
                                                 ============      ============

  Basic and diluted loss per share               $         --      $      (0.00)
                                                 ============      ============

  Basic weighted average shares outstanding        59,044,266        59,044,266
                                                 ============      ============


                     The accompanying notes are an integral
                      part of these financial statements.

                                PRO SQUARED, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 2004            2003
                                                               ---------       ---------
OPERATING ACTIVITIES
    Net loss                                                   $      --       $ (78,427)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                     --           5,395
    (Increase) decrease in assets:
        Accounts receivable                                        3,475         154,559
        Unbilled receivable                                           --          15,056
        Prepaid expense and other current assets                      --         (27,758)
    Increase (decrease) in liabilities:
        Accounts payable and deferred revenue                    (57,592)       (102,059)
        Accrued liabilities and interest payable                     442         182,826
                                                               ---------       ---------

        Net cash (used in) provided by operating activities      (53,675)        149,592
                                                               ---------       ---------

INVESTING ACTIVITIES

    Purchase of fixed assets                                          --          (4,687)
                                                               ---------       ---------

        Net cash (used in) provided by investing activities           --          (4,687)
                                                               ---------       ---------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                           --          (8,074)
    Checks drawn in excess of bank balances                           --           3,971
    Payable to parent                                             34,050              --
    Net payments from issuance of note payable                        --        (140,802)
                                                               ---------       ---------

Net cash (used in) provided by financing activities               34,050        (144,905)
                                                               ---------       ---------

DECREASE IN CASH                                                 (19,625)             --
CASH AT BEGINNING OF PERIOD                                       37,992              --
                                                               ---------       ---------
CASH AT END OF PERIOD                                          $  18,367       $      --
                                                               =========       =========

SUPPLEMENTAL INFORMATION
    Interest paid                                              $      --       $  63,522
                                                               =========       =========


                     The accompanying notes are an integral
                       part of these financial statements.

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

These financial statements should be read in conjunction with the financial statements and footnotes on Form 10-KSB for the year ended December 31, 2003.

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

Item 2. Management's Discussion and Analysis

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at March 31, 2004 included herein and our financial statements at December 31, 2003 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, our anticipated capital requirements and capital resources.

Effective July 1, 2003, all operations for the consolidated group are performed at The Project Group, Inc. (the "Parent") and effective December 31, 2003 all expenses are borne by the parent.

Liquidity and capital resources

         To date we have raised funds through the issuance of shares of our common stock, borrowing and by factoring our accounts receivable. Since the company has ceased operations, the Company is dependent on advances from its parent to fund necessary expense and fund payment of liabilities. However there is no assurance that such advances will be available.

As of March 31, 2004, we had cash available and total assets of $18,367 with total current liabilities of $661,336 and total shareholder's deficit of $642,969.

 Results of Operations

All operations for the consolidated group for the quarter ended March 31, 2004 were performed at the parent and all ongoing expenses are borne by the parent; accordingly a comparison of the results of operations for the quarters ending March 31, 2004 and 2003 is not considered meaningful.

The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.

 CONTROLS  AND  PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.
         -------------------------------------------------

Within the 90 days prior to the date of the Quarterly Report for the period ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b) Changes in Internal Control.
         ----------------------------

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2003, we were named as a defendant in a civil action initiated in the 53rd Judicial District of Travis County, Texas brought by Collective Technologies, LLC successor in interest to Collective Technologies, Inc. The complaint names several defendants including The Project Group, The Project Group, Inc., www.projectgroup.com and Pro Squared. The complaint concerns a collection suit brought by Collective Technologies claiming that we are obligated to repay a debt owed by Mediatrain. The Company has never had a business relationship with Collective and in the opinion of management and its litigation counsel, the suit has no basis. The claim is for an unspecified amount including actual damages, punitive damages, interest, and attorney's fees. As of the date of this filing the claimant filed for a "no suit" and we are awaiting a decision from the judge.

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

ITEM 2. CHANGE IN SECURITIES

Recent sale of unregistered securities.

      During the first quarter for the 2004 fiscal year, we have not issued unregistered securities.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


      a. Exhibits

      31.1 Certification by the Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b. There were no reports on Form 8-K filed with the Commission for the quarter ended March 31, 2004.

                                   SIGNATURES
                                   ----------


      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PRO SQUARED, INC.

Dated: May 18, 2004

                                     By: /s/ Craig Crawford
                                         ------------------------
                                   Name:  Craig Crawford
                                   Title: President, Director
                                          Principal Executive Officer and
                                          Principal  Accounting Officer