Form 10QSB
period 2004-06-30
PRO SQUARED INC
filed 2004-09-16
CIK 1164500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED  June 30, 2004
                                     ---------------------

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


         333 North Sam Houston Parkway, Suite 275, Houston, Texas 77060
         --------------------------------------------------------------
                    (Address of principal executive offices)


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

                                PROSQUARED, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Balance Sheet as of June 30, 2004....................................3

          Statements of Operations for the three months and six months ended June 30, 2004 and June 30, 2003............................4-5

          Statements of Cash Flows for the six months
            ended June 30, 2004 and June 30, 2003..............................6

          Notes to Financial Statements........................................7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................8

     Item 3. Controls and Procedures...........................................9

PART II. OTHER INFORMATION

     Item 2. Changes in Securities.............................................9

     Item 6. Exhibits and Reports on Form 8-K.................................10

PART  1  -  FINANCIAL  INFORMATION
            ----------------------

                                PRO SQUARED, INC.
                                  BALANCE SHEET
                                 JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                   $     3,763
   Accounts payable                                                      25,705
   Accrued liabilities                                                  264,197
   Payable to parent company                                            347,311
   Accrued interest payable                                               1,993
                                                                    -----------
   Total current liabilities                                            642,969
                                                                    -----------

SHAREHOLDERS' DEFICIT
   Common stock, par value $.001, 200,000,000
      shares authorized, 59,044,266 shares issued
      and outstanding                                                    59,044
   Paid-in capital                                                      474,237
   Accumulated deficit                                               (1,176,250)
                                                                    -----------

   Total shareholders' deficit                                         (642,969)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $        --
                                                                    ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                                PRO SQUARED, INC.
                             STATEMENTS OF OPERATION
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                     2004               2003
                                                     ----               ----

CONSULTING REVENUE                               $         --      $    518,456

COST OF CONSULTING REVENUE                                 --           206,526
                                                 ------------      ------------

GROSS PROFIT                                               --           311,930
                                                 ------------      ------------

GENERAL AND ADMINISTRATIVE
  Salaries and benefits                                    --           227,569
  Professional and consulting fees                         --            52,232
  Bad debt expense                                         --            13,000
  Travel and entertainment                                 --            42,511
  General and administrative, other                     1,278            69,877
                                                 ------------      ------------

  Total general and administrative                      1,278           405,189
                                                 ------------      ------------

  Loss from operations                                 (1,278)          (93,259)

OTHER EXPENSE
  Interest expense                                         --            43,216
                                                 ------------       ------------
Loss before income taxes                               (1,278)         (136,475)
                                                 ------------      ------------

INCOME TAX PROVISION                                       --                --
                                                 ------------      ------------

  NET LOSS                                       $     (1,278)     $   (136,475)
                                                 ============      ============

  Basic and diluted loss per share               $         --      $      (0.00)
                                                 ============      ============

  Basic weighted average shares outstanding        59,044,266        59,044,266
                                                 ============      ============

                     The accompanying notes are an integral
                      part of these financial statements.

                                PRO SQUARED, INC.
                             STATEMENTS OF OPERATION
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                     2004               2003
                                                     ----               ----

CONSULTING REVENUE                               $         --      $  1,062,511

COST OF CONSULTING REVENUE                                 --           397,937
                                                 ------------      ------------

GROSS PROFIT                                               --           664,574
                                                 ------------      ------------

GENERAL AND ADMINISTRATIVE
  Salaries and benefits                                    --           490,847
  Professional and consulting fees                         --            82,736
  Bad debt expense                                         --            13,000
  Travel and entertainment                                 --            80,795
  General and administrative, other                     1,278           114,328
                                                 ------------      ------------

  Total general and administrative                      1,278           781,706
                                                 ------------      ------------

  Loss from operations                                 (1,278)         (117,132)

OTHER EXPENSE
  Interest expense                                         --            97,770
                                                 ------------       ------------
Loss before income taxes                               (1,278)         (214,902)
                                                 ------------      ------------

INCOME TAX PROVISION                                       --                --
                                                 ------------      ------------

  NET LOSS                                       $     (1,278)     $   (214,902)
                                                 ============      ============

  Basic and diluted loss per share               $         --      $      (0.00)
                                                 ============      ============

  Basic weighted average shares outstanding        59,044,266        59,044,266
                                                 ============      ============

                     The accompanying notes are an integral
                      part of these financial statements.

                                PRO SQUARED, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 2004            2003
                                                               ---------       ---------
OPERATING ACTIVITIES
    Net loss                                                   $      --       $(214,902)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                     --          10,790
    (Increase) decrease in assets:
        Accounts receivable                                        3,475         118,038
        Unbilled receivable                                           --          28,252
        Prepaid expense and other current assets                      --           6,443
    Increase (decrease) in liabilities:
        Accounts payable and deferred revenue                    (36,090)       (100,379)
        Accrued liabilities and interest payable                (112,189)        267,290
                                                               ---------       ---------

        Net cash (used in) provided by operating activities     (144,804)        115,532
                                                               ---------       ---------

INVESTING ACTIVITIES

    Purchase of fixed assets                                          --          (9,347)
                                                               ---------       ---------

        Net cash (used in) provided by investing activities           --          (9,347)
                                                               ---------       ---------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                           --         (10,404)
    Checks drawn in excess of bank balances                        3,763              --
    Payable to parent                                            103,049          22,000
    Net payments from issuance of note payable                        --        (113,483)
                                                               ---------       ---------

Net cash (used in) provided by financing activities              106,812        (101,887)
                                                               ---------       ---------

INCREASE (DECREASE) IN CASH                                      (37,992)          4,298
CASH AT BEGINNING OF PERIOD                                       37,992              --
                                                               ---------       ---------
CASH AT END OF PERIOD                                          $      --       $   4,298
                                                               =========       =========

SUPPLEMENTAL INFORMATION
    Interest paid                                              $      --       $ 105,473
    Contributed capital by Parent                                     --          48,000
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

Item 2. Management's Discussion and Analysis

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at June 30, 2004 included herein and our financial statements at December 31, 2003 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, our anticipated capital requirements and capital resources.

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

As of June 30, 2004, we had current liabilities of $642,969 and total shareholder's deficit of $642,969.

Results of Operations

All operations for the consolidated group for the quarter ended June 30, 2004 were performed at the parent and all ongoing expenses are borne by the parent; accordingly a comparison of the results of operations for the quarters ending June 30, 2004 and 2003 is not considered meaningful.

The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.
         -------------------------------------------------

Within the 90 days prior to the date of the Quarterly Report for the period ended June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

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

Dated: September 16, 2004

                                     By: /s/ Craig Crawford
                                         ------------------------
                                   Name:  Craig Crawford
                                   Title: President, Director
                                          Principal Executive Officer and
                                          Principal  Accounting Officer