Form 10QSB
period 2004-09-30
PRO SQUARED INC
filed 2005-03-31
CIK 1164500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

  Commission File Number 0-21931 [I NOTE THAT THE SEC SHOWS A DIFFERENT FILE #]


                                PRO SQUARED, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Texas                                     76-0686021
           --------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  identification number)


         333 North Sam Houston Parkway, Suite 275, Houston, Texas 77060
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 622-1100
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 5, 2005 was 59,044,266.

                                PROSQUARED, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                        Page No.
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

          Balance Sheet as of September 30, 2004.............................3

          Statements of Operations for the three months and nine months ended September 30, 2004 and September 30, 2003................4-5

          Statements of Cash Flows for the nine months
            ended September 30, 2004 and September 30, 2003..................6

          Notes to Financial Statements......................................7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................8

     Item 3. Controls and Procedures.........................................9


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................9

                         PART 1 - FINANCIAL INFORMATION

                                PRO SQUARED, INC.
                                  BALANCE SHEET
                               September 30, 2004
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS

         Cash                                                       $       893
                                                                    -----------
                  TOTAL ASSETS
                                                                    $       893
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

         Accounts payable                                           $    24,957
         Accrued liabilities                                            237,035
         Payable to parent company                                      379,877
         Accrued interest payable                                         1,993
                                                                    -----------
                      Total current liabilities                         643,862
                                                                    -----------

              Commitments and contingencies                                  --

SHAREHOLDERS' DEFICIT
         Common stock, par value $.001, 200,000,000
             shares authorized, 59,044,266 shares issued
             and outstanding                                             59,044
         Paid-in capital                                                474,237
         Accumulated deficit                                         (1,176,250)
                                                                    -----------
                      Total shareholders' deficit                      (642,969)
                                                                    -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $       893
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

                                PRO SQUARED, INC.
                            STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                     2004               2003
                                                     ----               ----

GENERAL AND ADMINISTRATIVE
  Professional and consulting fees               $         --      $     25,437
  Bad debt expense                                         --            52,000
  General and administrative, other                        --            12,228
                                                 ------------      ------------

  Total general and administrative                         --            89,665
                                                 ------------      ------------

  Loss from operations                                     --           (89,665)

OTHER EXPENSE
  Interest expense                                         --           (24,532)
                                                 ------------      ------------

  NET LOSS                                       $         --     $    (114,197)
                                                 ============      ============

  Basic and diluted loss per share               $      (0.00)    $       (0.00)
                                                 ============      ============

  Basic and diluted weighted
         average shares outstanding                59,044,266        59,044,266
                                                 ============      ============



   The accompanying notes are an integral part of these financial statements.

                                PRO SQUARED, INC.
                             STATEMENTS OF OPERATION
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                     2004               2003
                                                     ----               ----

CONSULTING REVENUE                               $         --      $  1,062,513

COST OF CONSULTING REVENUE                                 --           397,937
                                                 ------------      ------------

GROSS PROFIT                                               --           664,575
                                                 ------------      ------------

GENERAL AND ADMINISTRATIVE
  Salaries and benefits                                    --           492,751
  Professional and consulting fees                         --           108,172
  Bad debt expense                                         --            65,000
  Travel and entertainment                                 --            80,795
  General and administrative, other                        --           124,653
                                                 ------------      ------------

  Total general and administrative                         --           871,371
                                                 ------------      ------------

  Loss from operations                                     --          (206,797)

OTHER EXPENSE
  Interest expense                                         --           122,302
                                                 ------------       ------------
Loss before income taxes                                   --          (329,098)
                                                 ------------      ------------

  NET LOSS                                       $         --      $   (329,098)
                                                 ============      ============

  Basic and diluted loss per share               $      (0.00)     $      (0.01)
                                                 ============      ============

  Basic weighted average shares outstanding        59,044,266        59,044,266
                                                 ============      ============



   The accompanying notes are an integral part of these financial statements.

                                PRO SQUARED, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                 2004         2003
                                                              ---------    ---------
OPERATING ACTIVITIES
    Net loss                                                  $      --    $(329,098)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation and amortization                                   --       16,186
     Bad debt expense                                                --       65,000
    (Increase) decrease in assets:
        Accounts receivable                                       3,475      261,245
        Unbilled receivable                                          --       32,118
        Prepaid expense and other current assets                     --       17,404
     Increase (decrease) in liabilities:
        Accounts payable and deferred revenue                   (36,838)    (142,462)
        Accrued liabilities and interest payable               (139,351)     175,069
                                                              ---------    ---------

        Net cash (used in) provided by operating activities    (172,714)      95,462
                                                              ---------    ---------

INVESTING ACTIVITIES

    Purchases of fixed assets                                        --       (4,689)
                                                              ---------    ---------

        Net cash used in investing activities                        --       (4,689)
                                                              ---------    ---------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                          --       (8,903)
    Contributed capital                                              --       22,000
    Net change in payable to parent                             135,615      113,079
    Payments of note payable                                         --     (213,949)
                                                              ---------    ---------

        Net cash (used in) provided by financing activities     135,615      (87,773)
                                                              ---------    ---------

NET CHANGE IN CASH                                              (37,099)       3,000
CASH AT BEGINNING OF PERIOD                                      37,992           --
                                                              ---------    ---------
CASH AT END OF PERIOD                                         $     893    $   3,000
                                                              =========    =========

SUPPLEMENTAL INFORMATION
    Interest paid                                             $      --    $ 116,373
NON-CASH INFORMATION
    Reduction in subscriptions receivable                            --        2,609
    Conversion of Note Payable                                       --       98,000


   The accompanying notes are an integral part of these financial statements.

                                PRO SQUARED, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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


NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and is experiencing cash flow problems. The Company transferred all operations to its parent company effective June 30, 2003 (See Note 3). The Company is dependent on its parent company to provide its working capital.


NOTE 3 - SUBSEQUENT EVENTS

On November 23, 2004, The Project Group issued two year $335,000 12% convertible debentures in exchange for 9,569,000 shares of common stock of Power Technology, Inc. The Project Group intends to utilize a portion of the proceeds from the liquidation of the Power Technology shares to fund an initiative by its subsidiary, Pro Squared to develop tools and applications for radio frequency identification tags and other technologies and for working capital at Pro Squared. The debentures include provisions allowing the holder to convert the unpaid/unconverted portion of the debenture and unpaid interest to shares of Pro Squared common stock (for 67% of the to be outstanding Pro Squared shares, if fully converted under this option). Pro Squared has guaranteed the obligations of The Project Group, Inc., with respect to the delivery of shares of Pro Squared common stock should the holder of the debentures elect to accept Pro Squared common stock in payment of principal and/or interest.

In February 2005, the Board of Directors approved a 1 for 16.8698 reverse stock split which would reduce the shares of Pro Squared common stock outstanding from 59,044,266 shares to 3,500,000 shares. The Board further approved an increase in the authorized shares of common stock, following the reverse stock split, to 300,000,000 shares. Since neither action was consummated as of the date of this filing, the financial statements do not reflect these proposed changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at September 30, 2004 included herein and our financial statements at December 31, 2003 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, our anticipated capital requirements and capital resources.

Effective July 1, 2003, all operations for the consolidated group were thereafter performed at The Project Group, Inc. (the "Parent") and effective December 31, 2003 all expenses through September 30, 2004 were borne by the parent. During the fourth quarter of 2004, Pro Squared was reactivated to develop closed loop Radio Frequency Identification ("RFID") solutions for clients, and to market related equipment and software. RFID technology replaces traditional, less reliable bar codes. In connection with the initiation of the Company's RFID initiative, Raphael Feldman was hired as President and Chief Executive Officer of the Company.

LIQUIDITY AND CAPITAL RESOUCES

To date we have raised funds through the issuance of shares of our common stock, borrowing and by factoring our accounts receivable. Since the company temporarily ceased operations in 2003, the Company continues to be dependent on advances from its parent to fund payment of liabilities; also since 2005 will be the first year of RFID solutions operations, additional advances will be required to fund expenses, equipment needs and working capital until the new operation becomes profitable. However there is no assurance that such advances will be available or that operations will become profitable in the future. During the nine months ended September 30, 2004, the Parent advanced $135,615 to pay accrued liabilities and payables of the Company.

On November 23, 2004, The Project Group issued two year $335,000 12% convertible debentures in exchange for 9,569,000 shares of common stock of Power Technology, Inc. The Project Group intends to utilize proceeds from the liquidation of the Power Technology shares to fund an initiative by Pro Squared to develop tools and applications for radio frequency identification tags and other technologies and for working capital at Pro Squared. The debentures include provisions allowing the holder to convert to shares of Pro Squared common stock, in payment of principal and/or interest on the debenture (67% of Pro Squared shares, if fully converted under this option). Pro Squared has guaranteed the obligations of The Project Group, Inc., with respect to the delivery of shares of Pro Squared common stock should the holder of the debentures elect to accept Pro Squared common stock in payment of principal and/or interest.

As of September 30, 2004, we had minimal assets and current liabilities of $643,862, including payables to the Parent of $379,877, and total shareholder's deficit of $642,969.


RESULTS OF OPERATIONS

All operations for the consolidated group for the quarter ended September 30, 2004 were performed at the parent and all ongoing expenses were borne by the parent; accordingly a comparison of the results of operations for the quarters ending September 30, 2004 and 2003 is not considered meaningful.

The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.

ITEM 3. CONTROLS AND PROCEDURES

The Company has evaluated, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2004 the disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.                         Description
----------                          -----------

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRO SQUARED, INC.


Dated: March 15, 2005

                                     By: /s/ Raphael Feldman
                                         ------------------------
                                     Name:  Raphael Feldman
                                     Title: President, and
                                            Principal Executive Officer

                                     By: /s/  Craig Crawford
                                         ------------------------
                                     Name:  Craig Crawford
                                            Principal Accounting Officer