Form 10KSB
period 2004-12-31
PRO SQUARED INC
filed 2005-05-24
CIK 1164500

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the Fiscal Year Ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                           Commission File No. 0-33493

                                PRO SQUARED, INC.
       ------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Texas                                   76-0686021
    -------------------------------        ------------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

                       333 N Sam Houston Pkwy E, Suite 275
                              Houston, Texas 77060
                   -------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:            (281) 445-3333

Securities to be registered pursuant to Section 12(b) of the Act:

   Title of each class       Name of each exchange on which each is registered
   -------------------       -------------------------------------------------
          None                                     None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                   -------------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Issuer's revenues for the fiscal year ended December 31, 2004 were $6,000.

      The number of shares of the registrant's common stock, $0.001 par value per share, outstanding as of April 13, 2005 was 59,044,266. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on April 13, 2005, based on par value per share, was approximately $3,000 (no market existed in the common stock and net book value per share was negative at that date).

                       DOCUMENTS INCORPORATED BY REFERENCE

None

      Transition Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                           Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS................................ 3
         ITEM 2.      DESCRIPTION OF PROPERTY................................10
         ITEM 3.      LEGAL PROCEEDINGS......................................10
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.......................................10

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS............................10
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS...................11
         ITEM 7.      FINANCIAL STATEMENTS...................................20
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE.................32
         ITEM 8A.     CONTROLS AND PROCEDURES................................32
         ITEM 8B      OTHER INFORMATION......................................32

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT......................33
         ITEM 10.     EXECUTIVE COMPENSATION.................................35
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............35
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........36
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K.......................37
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.................37

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Report on Form 10-KSB (the "Report") under the caption "Management's Discussion and Analysis Plan of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital and implement its planned operations in the RFID market. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. When used in the Report, statements that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1. Description of Business

General

Pro Squared, Inc. ("Pro Squared" or the "Company"), a Texas corporation incorporated in 2001, is a technology consulting firm focused on the development and deployment of comprehensive integrated radio frequency identification ("RFID") tracking solutions, technology consulting and other wireless solutions.

The Company is a subsidiary of The Project Group, Inc. ("Project Group") and was substantially dormant from 2003 until the adoption of its RFID strategy and business plan in the fourth quarter of 2004.

The Company's principal executive offices are located at 333 North Sam Houston Parkway E, Suite 275, Houston, Texas 77060 and its telephone number is (281) 445-3333.

History and Development of Pro Squared

The Company was formed in July 2001 to provide project management and technology consulting services.

In March 2003, Pro Squared entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Global Boulevard International, Inc. ("GBBV"). Under the terms of the Reorganization Agreement, GBBV acquired (the "Reorganization") from Pro Squared shareholders approximately 99.3% of the outstanding stock of Pro Squared in exchange for 49,720,500 shares of GBBV common stock, representing approximately 90% of the post-issuance shares of GBBV. As a result of the transaction, Pro Squared became a substantially wholly-owned subsidiary of GBBV.

Following the Reorganization, GBBV changed its name to The Project Group, Inc., substantially all of the operations previously conducted by Pro Squared were transferred to Project Group and Pro Squared was substantially dormant until the fourth quarter of 2004.

Recent Developments - RFID Initiative

During the second half of 2004, management of Project Group identified the RFID solutions and consulting market as a potentially large market opportunity. In the third quarter of 2004, management and the board of Project Group determined to reactivate Pro Squared for the specific purpose of entering the RFID consulting market and developing and implementing a strategy to penetrate that market.

In conjunction with the determination to reactivate Pro Squared and enter the RFID market, the Company hired Raphael Feldman, a veteran of the technology services industry with substantial experience in implementation of RFID solutions. In joining Pro Squared, Mr. Feldman also transferred to the Company the existing RFID consulting services and implementation business of Sysgen, an established New York-based consulting firm founded and operated by Mr. Feldman.

In conjunction with the determination to enter into the RFID consulting market, Project Group, in February 2005, determined to distribute to its shareholders a majority of the shares of Pro Squared stock held by Project Group. The distribution of Pro Squared shares by Project Group is intended to permit Pro Squared to fully develop its business plan including attracting and retaining key officers and employees and securing capital. The distribution is expected to occur in the second quarter of 2005. There is no assurance, however, the distribution will be completed or that the Company will be able to successfully attract and retain key officers and employees or capital following the distribution.

RFID Technology Overview

General. Radio frequency identification ("RFID") is a method of remotely storing and retrieving data using devices called RFID tags. An RFID tag is a small object, such as an adhesive sticker, that can be attached to or incorporated into a product, material or other resources. RFID tags contain antennas to enable them to receive and respond to radio-frequency queries from an RFID transceiver.

History. Although some people think that the first known device may have been invented by Leon Theremin as an espionage tool for the Russian Government in 1945, the first real usage of RFID devices predates that. During World War II the United Kingdom used RFID devices to distinguish returning British airplanes from inbound German ones. At first, RADAR was only able to signal the presence of a plane, not the kind of plane it was. Later, Identification friend or foe
(IFF) transponders carried in friendly aircraft gave them a distinctive "blip" on radar screens.

Perhaps the first work exploring RFID is the landmark 1948 paper by Harry Stockman, entitled "Communication by Means of Reflected Power" (Proceedings of the IRE, pp1196-1204, October 1948). Stockman predicted that "...considerable research and development work has to be done before the remaining basic problems in reflected-power communication are solved, and before the field of useful applications is explored." It required thirty years of advances in many different fields before RFID became a reality.

RFID Tags.  RFID tags can be either active or passive:

o Passive RFID tags do not have their own power supply: the minute electrical current induced in the antenna by the incoming radio-frequency scan provides enough power for the tag to send a response. Due to power and cost concerns, the response of a passive RFID tag is necessarily brief: typically just an ID number (GUID). Lack of its own power supply makes the device quite small: commercially available products exist that can be embedded under the skin. As of 2004, the smallest such devices commercially available measured 0.4 mm x 0.4 mm, and thinner than a sheet of paper; such devices are practically invisible. Passive tags have practical read ranges that vary from about 10 mm up to about 5 metres.

o Active RFID tags, on the other hand, must have a power source, and may have longer ranges and larger memories than passive tags, as well as the ability to store additional information sent by the transceiver. At present, the smallest active tags are about the size of a coin. Many active tags have practical ranges of tens of metres, and a battery life of up to several years.

As passive tags are much cheaper to manufacture and do not depend on a battery, the vast majority of RFID tags in existence are of the passive variety. As of 2004 tags cost from US$0.40. The aim is to produce tags for less than US$0.05 to make widespread RFID tagging commercially viable. However, chip manufacturers' supply of integrated circuits is not sufficient and demand is too low for prices to come down soon. Analysts from independent research companies like Gartner and Forrester Research agree that a price level of less than $0.10 is only achievable in 6-8 years, a potential hurdle to widespread passive RFID adoption.

While the cost advantages of passive tags over active tags are significant, other factors including accuracy and reliability make the use of active tags very common today.

Today, there are 4 major frequency ranges that RFID systems operate at. As a rule of thumb, low-frequency systems are distinguished by short reading ranges, slow read speeds, and lower cost. Higher-frequency RFID systems are used where longer read ranges and fast reading speeds are required, such as for vehicle tracking and automated toll collection. Microwave requires the use of active RFID tags.

Current typical frequency, range, applications and estimated tag cost of RFID systems are:

        Frequency                   Range               Tag Cost                         Applications
---------------------------    ----------------     -----------------     --------------------------------------------
Low-frequency                      3 feet                 $1+             Pet and ranch animal identification; car
125 - 148 KHz                                                             keylocks

High-frequency                     3 feet                $0.50            Library book identification; clothing
13.56 MHz                                                                 identification; smart cards

Ultra-high frequency               25 feet               $0.50            Supply chain tracking; box, pallet,
915 MHz                                                                   container, trailer tracking

Microwave                         100 feet                $25+            Highway toll collection; vehicle fleet
2.45 GHz                                                                  identification

RFID Systems. An RFID system may consist of several components: tags, tag readers, tag programming stations, circulation readers, sorting equipment, and tag inventory wands. Security can be handled in two ways. Security gates can query the ILS to determine its security status or the tag may contain a security bit which would be turned on and off by circulation or self-check reader stations.

The purpose of an RFID system is to enable data to be transmitted by a portable device, called a tag, which is read by an RFID reader and processed according to the needs of a particular application. The data transmitted by the tag may provide identification or location information, or specifics about the product tagged, such as price, color, date of purchase, etc. The use of RFID in tracking and access applications first appeared during the 1980s. RFID quickly gained attention because of its ability to track moving objects. As the technology is refined, more pervasive--and Invasive - uses for RFID tags are in the works.

In a typical RFID system, individual objects are equipped with a small, inexpensive tag. The tag contains a transponder with a digital memory chip that is given a unique electronic product code. The interrogator, an antenna packaged with a transceiver and decoder, emits a signal activating the RFID tag so it can read and write data to it. When an RFID tag passes through the electromagnetic zone, it detects the reader's activation signal. The reader decodes the data encoded in the tag's integrated circuit (silicon chip) and the data is passed to the host computer for processing.

Take the example of books in a library. Security gates can detect whether or not a book has been properly checked out of the library. When users return items, the security bit is re-set and the item record in the ILS is automatically updated. In some RFID solutions a return receipt can be generated. At this point, materials can be roughly sorted into bins by the return equipment. Inventory wands provide a finer detail of sorting. This tool can be used to put books into shelf-ready order.

RFID Adopters. RFID technology has been evaluated by commercial entities and governmental bodies to replace less reliable bar code technology. At the forefront of the early adopters of RFID technology are Walmart, in the commercial arena, and The US Department of Defense ("DoD").

DoD has issued a series of RFID policy guidelines that state the requirements for its suppliers to meet. Passive RFID tags are required for all DoD contracts issued on or after October 1, 2004, for delivery of materials on or after January 1, 2005. Passive tags need to be applied to all freight/cargo containers, cases, pallets and to individual "high-value" items that require the military's UID (Unique Identification Code). Containers shipped outside the continental US need to have active tags with content and point of origin information. Beginning in 2006 and 2007, there are additional RFID tagging requirements.

Similarly, Walmart has mandated that all major vendors utilize RFID technology instead of bar codes by January 2005.

RFID programs have been announced by other commercial and governmental entities including Pfizer, Smith Klein, Pharma and the FDA.

Market Opportunity

RFID solutions can help businesses increase workforce productivity, improve customer service and enhance operational efficiencies. These solutions assist enterprises and their employees in delivering information in real time as people, information and assets are on the move. Examples of applications in which enterprise RFID products and solutions provide valuable benefits include the following:

      o tracking and routing of assets as they move through the supply chain;

      o movement of goods in a retail store from product receipt to final sale;

      o verification that the correct medication or medical equipment is delivered to a particular patient;

      o collection and communication of data by law enforcement officials from accident sites and crime scenes; and

      o gathering and dissemination of information to a retail sales associate regarding a customer's preferences.

According to industry publications, the worldwide market for RFID is projected to grow from $1.2 billion in 2003 to $4.4 billion in 2007, a compound annual growth rate of 35%.

Pro Squared Strategy

The Company's strategy is to deliver to customers RFID products, solutions and services, designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. The Company intends to pursue this goal by:

      o Targeting key closed-loop markets. The Company has identified, and is presently pursuing opportunities in, key markets that have the potential to realize immediate benefits from implementation of RFID solutions, including law enforcement/evidence tracking, pharmaceutical pedigree tracking, hospital asset tracking and oil and gas industry asset tracking.

      o Expanding into other markets. The Company intends to seek opportunities beyond its initial target markets to offer RFID and other technology solutions in retail, transportation, delivery, warehousing, distribution and manufacturing markets.

      o Hiring and training RFID specialists. The Company intends to hire selected employees and consultants with proven experience in RFID solutions and to train employees and consultants to assure that the Company is at the forefront of RFID solutions providers.

      o Forming strategic partnerships and alliances. The Company intends to form partnerships with key RFID equipment suppliers and manufacturers, related technology service providers and marketers to the Company's target markets to expand the Company's capabilities and penetrate and service all key target markets.

      o Expanding our sales and marketing capabilities. The Company intends to add sales and marketing staff and form sales and marketing alliances to increase market awareness of the Company's RFID solutions, to increase penetration in current industry and geographic markets and expand into new industry and geographic markets.

RFID Solutions

The Company develops, designs and provides RFID data capture solutions. RFID is a next generation data capture technology utilizing small tags that emit radio signals. RFID tags, attached to products or assets, enable remote reading of information relevant to the asset, similar to the data contained in a bar code. Because RFID does not require physical contact between the reading device and the tag, or even a line of sight, it provides the ability to capture more data more efficiently and is beneficial in areas such as supply chain management, asset tracking and security.

The Company works closely with its clients to determine their specific tracking needs and requirements. Upon determining those needs and requirements, the Company's team develops, designs and implements a comprehensive solution involving integration of all hardware and software.

Typical of RFID solutions deployed, or expected to be deployed in our initial target markets are:

      o Evidence Tracking. Tracking of evidence in legal proceedings is a potentially massive undertaking requiring accurate and secure solutions to avoid loss or misplacement of potentially key pieces of evidence. Efficient and effective operation of the entire legal system, both criminal and civil, requires proper tracking and management of evidence. With criminal investigations, massive corporate civil litigation, nationwide class actions suits and similar proceedings, the volume of evidence gathered and stored can be enormous resulting in a high risk of loss or misplacement of evidence.

            Pro Squared has worked with police departments to implement RFID solutions designed to meet their specific evidence tracking needs.

            The Pro Squared eTraxx system can deploy a mix of passive 915 MHz UHF RFID tags from Alien Technology and 13.56MHz RF tags from Tagsys, depending on the requirements of each situation and the nature of the items of evidence set for tagging. Using the system, law enforcement personnel would be able to put RFID tags on evidence and record important details about each tagged item. Investigators have the option to use PDAs with RFID readers to do this as they collect evidence at the crime scene, or they could bag evidence, label it with a numbered paper tag and record details in a book, as they have traditionally done, and then put RFID tags on the items and enter the item details into a database after they bring the items back to the evidence room.

            Once the evidence is tagged, the details of the item along with the unique serial number of the RFID tag attached to it is recorded into a Microsoft SQL database using the Pro Squared eTraxx system. Fixed RFID readers placed at various locations throughout law enforcement offices and courthouses read each tag as it passes within range, creating a record of each item's last known location. In the evidence room, for example, each evidence desk would be fitted with a reader to record an item's location. Readers placed on exits from the evidence room ensure that no unauthorized removal could take place by initiating a pre-selected security procedure (such as sounding an alarm or locking doors) should an attempt to remove evidence be made without first obtaining permission from the evidence room staff. The serial number of each tag is then linked to a database record for that item and includes all the relevant details regarding the item.

            In addition to enabling police departments to track the location of evidence, the system can also track custody of each item so that as the item moves from the police department to district attorney's office to the court, a note can be made in the custody record of that item. The issuing of smart cards to police officers, administrative staff, clerical employees, court officers, prosecutors, defense attorneys and other individuals requiring access to the evidence room, would enable the readers to detect which individual was in possession of each item of evidence.


      o Hospital Asset Tracking. A recent study conducted on our behalf showed that a typical 950 bed hospital employs approximately 300 IV pumps at any given time at a cost of close to $25 for each device per day. This same hospital must keep available some 600 pumps on hand at all times to sufficiently serve their patient population. These studies show that if all IV pumps can be accounted for at all times, the actual number of pumps needed to be kept on hand can be reduced to approximately 330. This represents more than $2 million annual savings for the hospital.

            This same study also pointed out that of the 300 beds using the IV pumps daily, typically less than 150 patients were actually paying for the per day cost to the hospital. The Parco system can help the typical 900 bed hospital recover almost $8 million of annual lost charges simply by conveying precisely when and where the pump is set up and in use. The return on investment for the hospital is realized within the first few months of operation. Similar savings and recovery on lost charges can be expected with other medical equipment such as pulse oximeters, EKG machines, wheelchairs, etc.

            These are but a few of the working examples of how asset tagging and tracking within a hospital can lower operating costs and streamline the efficiency of hospital administration.

            Pro Squared's hospital asset tracking system allows for a hospital to track every tagged asset within the hospital environment. Information logs can be maintained with Proximity tracking or a Real Time Location System (RTLS) tracking. On a 2D or 3D map, an asset can be viewed in motion while moving around a hospital corridor, room, surgical suite, ER, or even in the basement where supplies are typically stored. Reports of locations and asset management tools are also available to be purchased and integrated into the system. Using the Hospital's 802.11 wireless network, HP PDA's can be programmed to receive reports in real-time as to asset locations within the hospital environment.

            Interfaces have already been written and tested between the RTLS Solution and many Hospital software packages currently in place at many hospitals throughout the United States.

            The RTLS also allows clients to tag patients, employees, and doctors with an ID badge. This badge contains a biometric thumb print reader, which adds a second layer of security specific to hospital employees. Knowing where members of your staff are at any given time can help the hospital better analyze the work process during the course of a shift. Knowing where patients are at any time further helps reduce costs on an hourly basis.

            With our solutions, clients can tag an asset such as an Infusion Pump, and marry that pump to a patient ID badge, thereby informing the Patient care system of a particular therapy. When the process is complete, and a patient no longer needs the pump, the system is intelligent enough to notify a staff nurse who may complete the process by updating the patient management system, and process the pump to be sterilized for re-use.

            The Hospital Asset Tracking System utilizes a core engine provided in partnership by Parco Merged Media, the leader in Hospital Asset Tracking Systems. The RFID technology used in this application is based on UWB, Ultra Wide Band RFID.

      o Petrochemical Asset Tracking. Keeping a perfect log of petrochemical equipment and barrel shipping is a process that requires reliability, responsibility, and infallibility. On a drilling rig, drilling managers often have difficulty identifying and tracking crated equipment as it is constantly moving to and from various facilities. Superintendents and Project Managers have similar problems in refineries.

            Regulations have been introduced to ensure proper handling of chemicals and related products. Keeping track of chemicals has been a problem to many organizations. Tons of documents related to chemicals have been kept just for tracking purposes and yet they are not available at the time of need. Missing chemical, especially hazardous chemical, can cause financial losses and, worse, catastrophic consequences if they fall into the wrong hands.

            Pro-Squared works with a variety of RFID distributors to find a solution that fits individualized needs. For instance, as each crate and barrel passes through a checkpoint, it can be tracked with a customized RFID solution using a company network or interfaced PDA devices. Similarly, a customized RFID solution can track and locate a new replacement valve, a vehicle entering the property, or a barrel of crude oil.

            Pro Squared provides completely customized networks and programs, along with passive 900 MHZ EPC tags and firmware upgradeable checkpoint readers.

Similarly, we can develop, design and implement RFID solutions for applications in tracking key assets, data and people in a vast array of industries. Because RFID tags, readers and software provided by different suppliers have unique strengths and application capabilities, the Company believes that each potential application calls for a customized system designed and implemented by knowledgeable technicians to assure that each customers' needs are met. The Company maintains relationships with the principal suppliers of RFID equipment to assure the availability of the necessary equipment to meet each customer's needs

Sales and Marketing

The Company utilizes a relationship-selling model. The critical component in this selling model is its project manager. The Company's project managers are responsible for growing and enhancing client relationships. By developing a thorough knowledge of the client's business, along with a close working relationship with the most senior members of the client's management team, project managers are able to establish the Company as a business partner with the client.

By having a detailed knowledge of the mission, vision and strategy of its clients, the Company strives to be the preferred supplier of RFID solutions and services to each client. This thorough and detailed knowledge of the client's business is gained through the performance of project assessments. Assessments are performed at the start of all consulting assignments. Detailed checklists are used to ensure that all areas of a client company are reviewed. The Company's trained staff gains knowledge about the client company through extensive interviews with the client and an examination of the client's planned end use for the RFID solution..

The Company's sales organization is responsible for developing and qualifying leads that come from a variety of sources. These sources include the cold calling done by the Company's sales team; leads from employees; referrals from and partnering with technology providers and other service providers; contacts from industry research organizations; leads generated by attendance at conferences and trade shows; leads from marketing efforts, telemarketing and advertising; and referrals from current and former clients.

Additionally, all senior personnel are encouraged to maintain their own network of contacts to develop potential new business sources. The Company intends to participate in vendor and industry conferences and trade shows. These events are expected to serve to broaden the Company's exposure and provide client feedback as senior technical and management personnel participate in speaking engagements and other conference events.

The Company's sales and marketing efforts are in the early stages and have been limited, through early 2005, to selling efforts of the Company's President, Raphael Feldman based on his existing industry contacts and reputation. The Company intends to expand its sales and marketing efforts by adding sales, marketing, project management and technical personnel and establishing various cross marketing relationship. As of early 2005, the Company had established relationships with various RFID product suppliers and had established a strategic marketing partnership with CT Networks pursuant to which the Company and CT Networks will cross market each others products and services.

Competition

The asset tracking business, of which RFID solutions is a relatively new entrant, is highly competitive and acutely influenced by advances in technology, industry standards, product improvements and new product introduction and price competition. Many firms are engaged in the manufacture, marketing and implementation of products, systems and services designed to track assets, including RFID and bar code products and solutions, among others.

Numerous companies have the technical potential to compete with us including technology consulting and service providers as well as instrument and technology manufacturers and suppliers that may elect to provide solutions services in addition to selling components. Many of these companies have far greater financial, marketing and technical resources than the Company. The Company competes principally on the basis of performance and the quality of services and solutions delivered.

Regulation

The use of radio emissions is subject to regulation in the United States and in other countries. In the United States, various Federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission ("FCC"), the Occupational Safety and Health Administration and various State agencies have promulgated regulations which concern the use of radio/electromagnetic emissions standards. Member countries of the European community have enacted standards concerning electrical safety and electromagnetic compatibility and emissions standards.

Regulatory changes in the United States and other countries may require modifications to some RFID products in order for us to continue to be able to market solutions utilizing those products. For example, certain consumer advocacy groups are lobbying against the adoption of RFID systems in the retail environment because of privacy and other consumer protection concerns. While the Company believes that these concerns are mostly unfounded, there can be no assurance that such efforts will not result in regulatory and/or legal action that could have a materially adverse effect on the Company's ability to market RFID solutions.

Employees

As of April 13, 2005 the Company had two full-time employees, one independent contractor and no part-time employees. None of the Company's employees is represented by labor unions and the Company believes that its relationship with its employees is good.

The Company intends, subject to the availability of funding, to hire additional personnel, as needed, in technical, sales, support, administrative and other functions.

Item 2. Description of Property.

The Company's principal executive offices consist of space provided, free of rent, by our principal shareholder, The Project Group, Inc. in its offices at 333 North Sam Houston Parkway East in Houston, Texas. Following the planned distribution of shares of the Company held by The Project Group, we expect to negotiate an agreement pursuant to which the Company will pay rent to The Project Group in proportion to the space actually utilized by the Company. As of May 15, 2005, no negotiations had been conducted with respect to the lease of space by the Company from The Project Group and there can be no assurance that an acceptable arrangement can be negotiated, in which case the Company may be required to secure alternative executive offices.

The Company also maintains offices and facilities in Melville, New York that are provided by our President and Chief Executive Officer for $500 per month subject to cancellation at will.

Management anticipates that the Company's office space will be sufficient for the foreseeable future.

Item 3. Legal Proceedings.

As of May 15, 2005, the Company was not party to any pending litigation and was not aware of any threatened litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Market Information

There is no trading market for the Company's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Company's board and principal shareholder approved a 1-for-16.8698 reverse stock split in the first quarter of 2005. The reverse stock split is expected to become effective during the second quarter of 2005.

Shareholders

As of May 15, 2005, we had approximately thirty shareholders of record of the Company's common stock.

Dividend Policy

The Company has not paid any cash dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company's business and that no dividends on the shares of Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operating and financial condition of the Company, its capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

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

Overview of Historical Operations and Plan of Operations

The Company was formed in July 2001 to provide project management and technology consulting services.

In March 2003, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Global Boulevard International, Inc. ("GBBV"). Under the terms of the Reorganization Agreement, GBBV acquired (the "Reorganization") from shareholders of the Company approximately 99.3% of the outstanding stock in exchange for 49,720,500 shares of GBBV common stock, representing approximately 90% of the post-issuance shares of GBBV. As a result of the transaction, the Company became a substantially wholly-owned subsidiary of GBBV.

Following the Reorganization, GBBV changed its name to The Project Group, Inc., substantially all of the operations previously conducted by the Company were transferred to Project Group, effective June 30, 2003, computers, equipment and software development costs were transferred by the Company to Project, at book value, on December 31, 2003, and the Company was substantially dormant until the fourth quarter of 2004.

During the second half of 2004, management of Project Group identified the RFID consulting market as a potentially large market opportunity. In the fourth quarter of 2004, management and the board of Project Group determined to reactivate the Company for the specific purpose of entering the RFID consulting market and developing and implementing a strategy to penetrate that market.

In conjunction with the determination to reactivate the Company and enter the RFID market, the Company hired Raphael Feldman, a veteran of the technology services industry with substantial experience in implementation of RFID solutions. In joining the Company, Mr. Feldman also transferred to the Company the existing RFID consulting services and implementation business of Sysgen, an established New York-based consulting firm founded and operated by Mr. Feldman.

In conjunction with the determination to enter into the RFID consulting market, Project Group, in February 2005, determined to distribute to its shareholders a majority of the shares of stock of the Company held by Project Group. The distribution of shares by Project Group is intended to permit the Company to fully develop its business plan including attracting and retaining key officers and employees and securing capital. The distribution is expected to occur in the second quarter of 2005. There is no assurance, however, the distribution will be completed or that the Company will be able to successfully attract and retain key officers and employees or capital following the distribution.

The Company's strategy is to deliver to customers RFID products, solutions and services, designed to increase cost-effectiveness, enhance efficiency and promote faster execution of critical business processes. The Company intends to pursue this goal by:

      o Targeting key closed-loop markets. The Company has identified, and is presently pursuing opportunities in, key markets that have the potential to realize immediate benefits from implementation of RFID solutions, including law enforcement/evidence tracking, pharmaceutical pedigree tracking, hospital asset tracking and oil industry asset tracking.

      o Expanding into other markets. The Company intends to seek opportunities beyond its initial target markets to offer RFID solutions in retail, transportation, delivery, warehousing, distribution and manufacturing markets.

      o Hiring and training RFID specialists. The Company intends to hire selected employees and consultants with proven experience in RFID solutions and to train employees and consultants to assure that the Company is at the forefront of RFID solutions providers.

      o Forming strategic partnerships and alliances. The Company intends to form partnerships with key RFID equipment suppliers and manufacturers, related technology service providers and marketers to the Company's target markets to expand the Company's capabilities and penetrate and service all key target markets.

      o Expanding our sales and marketing capabilities. The Company intends to add sales and marketing staff and form sales and marketing alliances to increase market awareness of the Company's RFID solutions, to increase penetration in current industry and geographic markets and expand into new industry and geographic markets.

Results of Operations

As a result of the Reorganization and transfer of operations to Project Group in 2003 and remaining dormant until the fourth quarter of 2004, a comparison of operating results in 2003 and 2004 is not meaningful. 2003 operating results reflect approximately six months of operations as a project management and technology consulting firm. 2004 operating results reflect approximately three months of operations relating to the start-up of the Company's RFID initiative.

Revenues and gross profit during 2004 reflect only limited operations during the start-up phase with revenues totaling $6,000 and gross profit totaling $4,860.

Expenses for the period June 30, 2003 through December 31, 2003 consist of professional fees of $32,000, accruals for penalty and interest of $65,000 on unpaid payroll taxes, bad debt expense of $88,000 and interest of $16,000 on accounts receivable from work performed prior to June 30, 2003.

General and administrative expense during 2004 related principally to initial salaries, consulting fees and professional fees paid in conjunction with start-up activities and initial efforts to establish the Company in the RFID services market and sell RFID solutions services, and $311,315 representing the non cash expense for the value of warrants issued under a consulting agreement calculated using the Black-Scholes method. General and administrative expenses totaled $364,125.

General and administrative expense, other of $24,873 in 2004 represents penalty and interest on unpaid payroll taxes from 2003 and prior.

The Company anticipates that its revenues and gross profit will grow substantially in 2005 and later years as it gains acceptance in the RFID solutions market. Operating expenses are also expected to grow substantially in 2005 and later years to support the Company's RFID initiative with expenses expected to grow faster than revenues initially. There is no assurance, however, that the Company will be able successfully carry out its RFID initiative and establish itself in that market or that it will ever attain profitability. Further, the Company presently lacks financial resources and is entirely dependent upon advances from Project Group to support its operations. Project Group, however, has no obligation to fund the Company's business plan and the Company believes that Project Group lacks sufficient resources to fully implement the Company's business plan. Accordingly, the Company's ability to implement its business plan is dependent upon its ability to secure financing. The Company has no commitments to provide required financing as of May 15, 2005.

Liquidity and Capital Resources

At December 31, 2004, the Company had no assets and had total current liabilities of $673,926, including loans from Project Group of $421,562 and delinquent payroll taxes, including penalties and interest, from 2003 and prior periods of $232,500. The Company has an informal agreement with the IRS pursuant to which the Company is required to pay $10,000 per month toward delinquent payroll tax obligations.

The Company is substantially dependent upon Project Group to provide funding to support its operations and to fund payment of its delinquent payroll tax obligation. The advances from Project Group are currently payable and are not interest bearing. For the foreseeable future, substantially all net cash flows, if any, from operations are expected to be applied to repayment of the advances from Project Group.

As the Company expects to operate at a loss during the early stages of its RFID initiative, it is substantially dependent upon Project Group or third parties to provide financing needed to support and grow operations. The Company believes that Project Group will continue to provide financing, to the extent it has available funds, but the Company, at May 15, 2005, has no commitments from Project Group or any other sources to provide financing and the Company believes that Project Group's ability to provide financing is limited. Unless and until it receives substantial financing commitments, the Company anticipates that its ability to fully implement its RFID initiative, grow its revenues and attain profitability is severely limited.

The company is not aware of any other material trend, event or capital commitment which would potentially adversely effect liquidity.

Project Group Share Issuance Guarantee

On November 23, 2004, Project Group issued two year $335,000 12% convertible debentures in exchange for 9,569,000 shares of common stock of Power Technology, Inc. Project Group undertook to utilize a portion of the proceeds from the liquidation of the Power Technology shares to fund the Company's RFID initiative, to develop tools and applications for radio frequency identification tags and other technologies and for working capital at the Company. The debentures include provisions allowing the holder to convert the unpaid/unconverted portion of the debenture and unpaid interest to shares of the Company's common stock (for 67% of the to be outstanding shares, if fully converted under this option). The Company has guaranteed the obligations of Project Group with respect to the delivery of shares of the Company's common stock should the holder of the debentures elect to accept the Company's common stock in payment of principal and/or interest.

Contractual Obligations

The Company has informal lease arrangements relating to both its executive offices in Houston and its offices in Melville, New York. Under those arrangements, the Company pays $500 per month with respect to its New York offices. No payments are currently required relating to use of its offices in Houston which are provided by Project Group. Additionally, the Company has an informal payment agreement with the IRS relating to delinquent payroll tax obligations and requiring monthly installments totaling $120,000 annually until payment in full of delinquent taxes, penalties and interest. Unpaid payroll taxes, penalties and interest totaled $232,000 at December 31, 2004. Except for the foregoing, the Company has no contractual obligations requiring determinable payments.

Off-Balance Sheet Arrangements

Except for the share issuance guarantee described above, the Company had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2004.

Critical Accounting Policies

We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. The following describes the critical accounting policies used in reporting our financial condition and results of operations.

Revenues and Revenue Recognition - The Company's revenues are derived from services revenues, which consist of fees from development, design, consulting and implementation services.

We provide our professional services under services agreements on a time and material basis or based on a fixed-price and/or fixed-time arrangement. The revenues from our time and material based professional consulting and implementation services are recognized as the work is performed, provided that the customer has a contractual obligation to pay, the fee is non-refundable and collection is probable. Delays in project implementation will result in delays in revenue recognition. For our professional consulting services under fixed-price and/or fixed-time arrangements, we recognize the related revenues using the percentage-of-completion method, with progress-to-completion measured by using labor costs input compared to estimated cost of completion. Revisions to the estimates are reflected in the period in which changes become known. Project losses are provided for in their entirety in the period they become known, without regard to the percentage-of-completion. If we do not accurately estimate the resources required or the scope of work to be performed, or if we do not manage our projects properly within the planned periods of time, then future consulting margins on our projects may be negatively affected or losses on existing contracts may need to be recognized.

Valuation of Accounts Receivable - The Company extends credit only to those customers that are deemed credit worthy. The Company reviews all of accounts receivable on a regular basis, at least quarterly, to determine the collectibility of each account based on age, response to collection efforts, and other factors. The Company establishes a reserve for those accounts where collection seems doubtful. If a determination is made that the customer will definitely not pay, the amount is written off against the reserve.

At December 31, 2004, the Company had no accounts receivable.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No.123 has not been determined at this time.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after December 15, 2004 for enterprises that are small business issuers. The Company does not expect the adoption of FIN 46R to have a material effect on its financial statements.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. At this time the Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In November 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.

Impact of Inflation

Inflationary factors have not had a significant effect on our operations.

Risk Factors That May Affect Future Results

We face a number of risks and uncertainties in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following:

Pro Squared has no operating history in the RFID solutions field and may not achieve or maintain profitability.

The Company was dormant from July 2003 until the start-up of its RFID initiative in the fourth quarter of 2004. The Company has no operating history in the RFID solutions field and may incur operating losses over the next few years depending on the commercial success of its efforts to sell RFID solutions services. There is no assurance that the Company will be able to generate sufficient revenues, or sufficiently control its operating costs, to operate profitably.

The Company's operating losses may increase as it incurs costs to ramp up its sales and marketing, services and general corporate activities. If the Company does not become profitable, the value of its common stock may decline.

As a result of its limited operating history, the Company lacks significant historical financial data on which to base planned operating expenses. Operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. These factors include the level of acceptance of our RFID solutions, and RFID in general, the development and introduction of new competing products and services, the amount and timing of capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by Pro Squared or its competitors, pricing changes in the industry, technical difficulties with respect to the use of products, general economic conditions and economic conditions specific to target markets. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on business, results of operations and financial condition.

Since inception on July 24, 2001 through December 31, 2004, the Company has generated losses totaling $1,553,521 resulting in a stockholders' deficit and a working capital deficit of $688,926.

The Company ceased operations from July 1, 2003 through September 30, 2004. During the fourth quarter 0f 2004, Pro Squared was reactivated to develop closed loop RFID solutions for clients. The Company has been dependent on advances from its Parent to fund necessary expenses and fund payment of liabilities; also since 2005 will be the first year of RFID solutions operations, additional advances will be required to fund expenses, equipment and working capital needs until the new operation becomes profitable. However there is no assurance that such advances will be available or that operations will become profitable in the future.

Since reactivating in the fourth quarter of 2004, the Company has incurred a net loss for fiscal year 2004 of $357,272, including $24,873 for penalty and interest on unpaid payroll tax liabilities from 2003 and prior.

As a result of the continuing losses to date and the lack of any substantial assets, there is substantial doubt as to the Company's ability to continue as a going concern and the audit reports on the Company's financial statements are qualified on a "going concern" basis.

Pro Squared faces intense competition, and competitive pressures from existing and new companies may have a material adverse effect on Pro Squared's business, revenues, growth rate and market share.

The asset tracking business, of which RFID solutions is a relatively new entrant, is highly competitive and acutely influenced by advances in technology, industry standards, product improvements and new product introduction and price competition. Many firms are engaged in the manufacture, marketing and implementation of products, systems and services designed to track assets, including RFID and bar code products and solutions, among others.

Competitive position in the industry is influenced by:

o     advances in technology;

o     new product introductions;

o     evolving industry standards;

o     product improvements;

o     rapidly changing customer needs;

o     marketing and distribution capabilities;

o     competition from highly capitalized companies;

o     entrance of new competitors;

o     ability of customers to invest in information technology; and

o     price competition.

Numerous companies have the technical potential to compete with us including technology consulting and service providers as well as instrument and technology manufacturers and suppliers that may elect to provide solutions services in addition to selling components. Many of these companies have far greater financial, marketing and technical resources than the Company. The Company competes principally on the basis of performance and the quality of services and solutions delivered.

If the Company does not keep pace with product and technology advances, there could be a material adverse effect on its competitive position, revenues and prospects for growth. There is also likely to be continued pricing pressure as competitors attempt to maintain or increase market share.

New safety regulations or changes in existing safety regulations related to our products may result in unanticipated costs or liabilities, which could have a materially adverse effect on the Company's business, results of operations and future sales and could place additional burdens on the operations of the business.

Radio emissions are subject to regulation in the United States and in other countries. In the United States, various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulation that concern the use of radio/electromagnetic emissions standards.

If any of the products included in our RFID solutions becomes subject to new regulations or if any of those products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome and there could be a material adverse effect on the Company's business and results of operations.

The Company's RFID products operate through the transmission of radio signals. Currently, operation of these products in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could become more burdensome and could have a material adverse effect on the Company's business, results of operations and future sales.

If the Company is unable to recruit and retain key employees, this could affect its ability to successfully grow its business.

In order to be successful, the Company must attract, hire, retain and motivate its executives and other key employees, including those in managerial, technical, marketing and information technology support positions. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives are also critical to the Company's success. None of the Company's current employees has entered into an employment agreement with the Company and all such individuals are "at will" employees.

The Company presently has a skeletal staff and must identify and hire substantial additional personnel to support its growth efforts. Experienced management and technical, marketing and support personnel in the information technology industry are in high demand and competition for their talents is intense. The loss of, or the inability to recruit, key employees could have a material adverse effect on the Company's business.

Pro Squared depends substantially on third parties for the marketing and distribution of RFID solutions and is at risk of the non-performance by these third parties.

Sales and marketing of RFID solutions is expected to be handled by a combination of the Company's executives and sales and marketing staff, in a direct sales approach, and through cooperative marketing arrangements and alliances with third parties. Each of those strategic sales and marketing partners may also market competitive products and solutions. The success of marketing efforts will be dependent, in part, upon the efforts of the Company's marketing partners. Those arrangements are expected to permit marketing partners to terminate their arrangements with the Company on short-term notice. It also is possible that marketing partners could devote more of their time and efforts to other products and services, including competing products and services or may terminate their relationship with the Company. In either event, sales and distribution of the Company's solutions could suffer, and the Company would be required to seek alternative representation, distributors or strategic partners. There is no assurance in that case that the results of alternative representatives, distributors or strategic partners would be comparable to those of existing representatives, distributors and strategic partners.

Pro Squared has no substantial assets and has substantial levels of debt, which may have a material adverse effect on stockholders.

The Company had no assets at December 31, 2004 and in excess of $600,000 of current debt. Substantially all of the Company's current debt is attributable to advances from Project Group, its parent, and to delinquent payroll taxes owed to the IRS. The Company presently lacks the financial ability to repay or service that indebtedness and is substantially dependent upon Project Group to forebear on the collection of amounts owed it and is also dependent upon Project Group to continue to fund the Company's operations and payments owing the IRS. Accordingly, until the Company is able to generate positive cash flow from operations or secure other financing, the level of the Company's debt is expected to continue to rise as Project Group advances additional sums to the Company. There is no assurance that the Company will have adequate funds available to repay such debt or to pay interest as it becomes payable. The Company does not currently have the financial resources to pay the outstanding debt if it were to be demanded and, therefore, any such demand could cause the Company to liquidate its business and cause material losses to shareholders.

Pro Squared requires substantial capital to fully pursue its operating strategy.

The Company has no commitments or potential sources of additional financing if and when required to increase the level of operations. If it is unable to secure the capital needed to fully implement its business plan, the Company could be required to curtail operations or may be unable to attain economies of scale required to operate profitably. The Company may also be required to offer to sell, or sell, the business at a price that is less than management's view of the actual value of the business.

Pro Squared's common stock does not presently trade and, assuming commencement of trading, could be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond its control, and those fluctuations may prevent stockholders from reselling stock at a profit.

There is presently no established trading market in the Company's securities and there can be no assurance that such a market will develop or, if it develops, be sustained. The securities markets have experienced extreme price and volume fluctuations during the past three to four years, and the market prices of the securities of emerging companies have been especially volatile. As a result, an investment in the Company's shares could be less liquid than other equity investments.

Moreover, assuming a market develops in its stock, the market price for the Company's Common Stock will be affected by a number of factors, including:

      o     developments within the Company;

      o     announcements of new products or services;

      o     competitors' announcements of new products or services;

      o     quarterly variations in results of operations;

      o changes in earnings estimates, recommendations by securities analysts or failure to achieve analysts' earning estimates;

      o     industry developments;

      o the number of shares of common stock that are available for trading in the markets at any given time; and

      o     general market conditions and other factors.

In addition, the stock prices of many companies have experienced wide fluctuations, often unrelated to the operating performance of those companies. These factors and industry price fluctuations may materially and adversely affect the market price of the Company's common stock.

Potential dilution caused by performance guarantees relating to obligations of Project Group may reduce the market price of common stock.

As of December 31, 2004, the Company had issued and outstanding 59,044,266 shares of common stock. Giving effect to the anticipated 1-for-16.8698 reverse stock split, the Company will have approximately 3,500,000 shares issued and outstanding. In connection with Project Group's issuance of $335,000 of 12% convertible debentures, a portion of the proceeds of which have been used to fund the Company, Project Group granted to the holder of the debentures the right to convert the unpaid/unconverted portion of the debenture and unpaid interest to shares of the Company's common stock (for 67% of the to be outstanding shares, if fully converted under this option). The Company has guaranteed the obligations of Project Group with respect to the delivery of shares of the Company's common stock should the holder of the debentures elect to accept the Company's common stock in payment of principal and/or interest. The issuance of shares in the event the Company is called upon to perform under the guarantee of the Project Group debentures could result in substantial dilution with a possible depressive affect on the market price of the common stock.

The Company has not paid dividends in the past and does not expect to pay dividends in the future. Any return on investment may be limited to potential future appreciation on the value of stock.

The Company has never paid cash dividends on its stock and does not anticipate paying cash dividends on stock in the foreseeable future. The payment of dividends on stock, if ever, will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If the Company does not pay dividends, its stock may be less valuable because a return on investment will only occur if and to the extent that the stock price appreciates, and if the price of the stock does not appreciate, then there will be no return on investment.

A sale of a substantial number of shares of common stock may cause the price of the common stock to decline and may impair the Company's ability to raise capital in the future.

If stockholders sell substantial amounts of common stock in the public market, the market price of the Company's common stock could fall. These sales also might make it more difficult to sell equity or equity-related securities in the future at times and prices deemed reasonable or appropriate.

Shares of common stock may be "penny stocks" and, as such, may be difficult to dispose of.

If the market price per share of the Company's common stock is less than $5.00, the shares of common stock will be "penny stocks" as defined in the Exchange Act. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of common stock of the Company. In addition, the "penny stock" rules adopted by the SEC under the Exchange Act subject the sale of shares of common stock to regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in penny stocks.

Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in penny stocks. Accordingly, the SEC's rules may limit the number of potential purchasers of shares of the Company's common stock. Moreover, various state securities laws impose restrictions on transferring "penny stocks," and, as a result, investors in the Company's common stock may have their ability to sell their shares impaired.

Pro Squared may not be able to timely comply with the requirements of the Sarbanes-Oxley Act relating to its and its independent registered public accounting firm's assessment of the effectiveness of internal controls over financial reporting.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to the Company's annual report on Form 10-KSB for the year ending December 31, 2006.

The Company will evaluate its internal controls systems in order to allow management to report on, and its independent registered public accounting firm to attest to, its internal controls, as required by Section 404. The Company will perform the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, the Company expects to incur additional expenses and a diversion of management's time and expect this to continue through 2006.

The Company expects to devote considerable resources to the documentation, testing and evaluation of internal controls and anticipates being able to implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion. Because of the time and effort associated with compliance with Section 404, there can be no assurance that the Company's independent registered public accounting firm will be able to adequately test and subsequently certify its internal controls, particularly if weaknesses are discovered which will have to remediated and then be retested prior to their certification. Should weaknesses be discovered by its independent registered public accounting firm, the Company believes, but cannot be certain, that it will be able to complete efforts to remediate, retest and certify these issues. Since the requirements of Section 404 of the Sarbanes-Oxley Act are new, the Company is unable to predict the adverse impact, if any, these possible events could have on the markets for its securities, or what, if any, the legal consequences might be.

Item 7.  Financial Statements

                                PRO SQUARED, INC.
                                TABLE OF CONTENTS

                                                                       PAGE
Report of Independent Registered Public Accounting Firms      F - 1 to F - 2
Balance Sheet as of December 31, 2004                                  F - 3
Statements of Operations for the Years ended
  December 31, 2004 and 2003                                           F - 4
Statements of Shareholders' Deficit for the Years ended
  December 31, 2004 and 2003                                           F - 5
Statements of Cash Flows for the Years ended
  December 31, 2004 and 2003                                           F - 6
Notes to the Financial Statements                            F - 7 to F - 11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Pro Squared, Inc.
Houston, Texas

We have audited the accompanying balance sheet of Pro Squared, Inc. as of December 31, 2004 and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of Pro Squared, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pro Squared, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Pro Squared, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Pro Squared, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas


March 28, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pro Squared, Inc.
Houston, Texas

We have audited the accompanying statements of operations, shareholders' deficit, and cash flows of Pro Squared, Inc. (a Texas Corporation) for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Pro Squared, Inc. and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co., L.L.P.

March 26, 2004
Houston, TX

                                PRO SQUARED, INC.
                                  BALANCE SHEET
                                December 31, 2004




                                     ASSETS

       TOTAL ASSETS                                        $         --
                                                           ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Bank Overdraft                                         $      8,200

    Accounts Payable                                             26,814
    Accrued Liabilities                                         232,350

    Advances from Parent Company                                421,562
                                                           ------------
       Total Current Liabilities                                688,926
                                                           ------------


Commitments                                                          --

Stockholders' Deficit:
    Preferred Stock - $.001 par value; 10,000,000 shares
          authorized,  none issued and outstanding
    Common Stock - $0.001 par value; 200,000,000 shares
       authorized, 59,044,266 issued and outstanding             59,044

    Additional Paid-in Capital                                  785,551
    Accumulated Deficit                                      (1,533,521)
                                                           ------------
       Total Stockholders' Deficit
                                                               (688,926)
                                                           ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $         --
                                                           ============



See accompanying summary of accounting policies and notes to financial statements.

                                PRO SQUARED, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003


                                                2004            2003
                                            ------------    ------------

CONSULTING REVENUE                          $      6,000    $  1,084,512


COST OF CONSULTING REVENUE                         1,140         434,953
                                            ------------    ------------


GROSS PROFIT                                       4,860         649,559
                                            ------------    ------------

GENERAL AND ADMINISTRATIVE

    Salaries and benefits                         12,220         489,562

    Professional and consulting                  326,315         115,284

    Bad debt expense                                  --         100,794

    Travel and entertainment                         717          80,875

    General and administrative, other             24,873         189,260
                                            ------------    ------------
Total general and administrative
                                                 364,125         975,775
                                            ------------    ------------


Loss from Operations                            (359,265)       (326,216)


Interest Income (Expense)                          1,993        (113,899)
                                            ------------    ------------

NET LOSS                                    $   (357,272)   $   (440,115)
                                            ============    ============


Basic and diluted loss per share            $      (0.01)   $      (0.01)

Basic and diluted weighted average shares
outstanding                                   59,044,266      59,044,266



See accompanying summary of accounting policies and notes to financial statements.

                                PRO SQUARED, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
               Years ended December 31, 2003 and December 31, 2004

                                     Common Stock           Additional                        Stock
                             ---------------------------     Paid-in       Accumulated     Subscription
                                Shares         Amount        Capital         Deficit        Receivable        Total
                             ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2002     59,044,266   $     59,044   $    318,845    $   (736,134)   $     (2,609)   $   (360,854)

Contributed capital by
parent                                 --             --        158,000              --              --         158,000

Stock subscription
receivable

   write off                           --             --         (2,609)             --            2609              --


Net Loss                               --             --             --        (440,115)             --        (440,115)
                             ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2003     59,044,266         59,044        474,236      (1,176,249)             --        (642,969)

Warrant expense                                                 311,315                                         311,315


Net loss                               --             --             --        (357,272)                       (357,272)

                             ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2004     59,044,266   $     59,044   $    785,551    $ (1,533,521)   $         --    $   (688,926)
                             ============   ============   ============    ============    ============    ============


See accompanying summary of accounting policies and notes to financial statements.

                                PRO SQUARED, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                            2004            2003
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                         $   (357,272)   $   (440,115)

    Adjustments to reconcile net loss to cash provided by (used in) operating activities:

       Depreciation and amortization                              --          21,580

          Warrant expense                                    311,315              --

    Net Changes in:

       Accounts receivable                                     3,475         425,659

       Unbilled receivable                                        --          32,118

       Prepaid expenses and other current assets                  --          24,516

       Bank overdraft                                          8,200              --

       Accounts payable                                      (34,982)       (148,698)

       Accrued liabilities and interest payable             (146,029)        197,910
                                                        ------------    ------------
       NET CASH PROVIDED BY

           (USED IN) OPERATING ACTIVITIES                   (215,293)        112,970
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Sales of fixed assets                                      --          23,917
                                                        ------------    ------------

       NET CASH PROVIDED BY INVESTING ACTIVITIES                  --          23,917
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Contributed capital by parent                              --         110,000

       Payment on notes payable to shareholder                    --         (35,007)

       Net change in advances from parent company            177,301         194,262

       Net payments on note payable                               --        (359,263)

       Checks drawn in excess of bank balances                    --          (8,887)
                                                        ------------    ------------
       NET CASH PROVIDED BY

           (USED IN) FINANCING ACTIVITIES                    177,301         (98,895)
                                                        ------------    ------------


       NET CHANGE IN CASH AND CASH EQUIVALENTS               (37,992)         37,992
       CASH AND CASH EQUIVALENTS

           AT BEGINNING OF PERIOD                             37,992              --
                                                        ------------    ------------
       CASH AND CASH EQUIVALENTS
           AT END OF PERIOD                             $         --    $     37,992
                                                        ============    ============

       Supplemental Non-cash Transactions:
           Interest paid                                $         --    $    131,345

           Reduction in subscription receivable                   --           2,609
           Reduction of notes payable to shareholder:

              Contributed capital by parent                       --          48,000

              Increase in payable to parent                       --          50,000


See accompanying summary of accounting policies and notes to financial statements.

                                PRO SQUARED, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1.ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION

Pro Squared, Inc. ("Pro Squared") was organized on July 24, 2001. Through June 30, 2003, Pro Squared provided project management and integration consulting services throughout the United States. During March 2003, Global Boulevard International, Inc. ("Global") acquired substantially all of the issued and outstanding common shares of Pro Squared from its shareholders in a reverse merger. As consideration for the Pro Squared common shares, Global issued and exchanged 49,720,500 shares of its common stock for 99.3% of Pro Squared's outstanding common stock. As a result, Pro Squared is substantially a wholly owned subsidiary of Global.

The name of Global was changed to The Project Group, Inc. ("The Project Group").

Effective July 1, 2003, all operations for the consolidated group were thereafter performed at The Project Group and effective December 31, 2003 all expenses through September 30, 2004 were borne by The Project Group. In December 2003, all the property and equipment of Pro Squared were transferred to The Project Group at net book value. During the fourth quarter of 2004, Pro Squared was reactivated to develop closed loop Radio Frequency Identification ("RFID") solutions for clients, and to market related equipment and software. RFID technology replaces traditional, less reliable bar codes.

BASIS OF PRESENTATION

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

USE OF ESTIMATES

In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, Pro Squared considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

Pro Squared recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. For the years ended December 31, 2004 and 2003, Pro Squared has $6,000 and $1,084,512, respectively, in consulting revenues.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Bad debt expense is recognized based on management's estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. Pro Squared had no accounts receivable as of December 31, 2004 and there was no allowance for doubtful accounts as of December 31, 2004.

1.ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES "(cont'd)"

INCOME TAXES

Pro Squared recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Pro Squared provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

STOCK-BASED COMPENSATION

Pro Squared adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Pro Squared applies APB No. 25 in accounting for stock options issued to employees and, accordingly, no compensation cost has been recognized in Pro Squared's financial statements for stock options which on the date of grant the exercise price per share was equal to or exceeded the market price per share. There were no options granted to employees in 2004 or 2003.

Compensation expense for equity instruments granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue NO. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measured.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Consulting revenues are derived from various customers who generally are not required to provide collateral for amounts owed to Pro Squared and are dispersed over a wide geographic area.

For the year ended December 31, 2004, one customer accounted for 100% of revenues and 100% of cost of sales was from one supplier, which was The Project Group.

NET LOSS PER SHARE

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS


In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No.123 has not been determined at this time.

1.ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES "(cont'd)"

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after December 15, 2004 for enterprises that are small business issuers. The Company does not expect the adoption of FIN 46R to have a material effect on its financial statements.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. At this time the Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In November 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.

Pro Squared does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Pro Squared's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Pro Squared incurred recurring net losses of $357,272 and $440,115 in 2004 and 2003, respectively, has an accumulated deficit of $1,533,521 and a working capital deficit of $688,926 as of December 31, 2004. These conditions raise substantial doubt as to Pro Squared's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Pro Squared is unable to continue as a going concern.

Pro Squared transferred all operations to The Project Group effective June 30, 2003 and was inactive through October 1, 2004. During the fourth quarter of 2004, Pro Squared was reactivated to develop closed loop RFID solutions for clients, and to market related equipment and software. Since Pro Squared temporarily ceased operations in 2003, Pro Squared continues to be dependent on advances from its parent to fund payment of liabilities; also since 2005 will be the first year of RFID solutions operations, additional advances will be required to fund expenses, equipment needs and working capital until the new operation becomes profitable. However there is no assurance that such advances will be available or operations will become profitable in the future.

NOTE 3 - COMMITMENTS

LEASE

During 2004, Pro Squared shared office space with The Project Group. Office space is under a month-to-month agreement. Rental expense for 2004 and 2003, was $0 and $12,709, respectively.

CONSULTING AGREEMENTS

Pro Squared entered into a three-year consulting arrangement with an individual dated July 31, 2001, which was amended January 1, 2002. The arrangement provided for payments of $5,000 per quarter beginning March 31, 2002. Additional payments of $7,500 and $10,000 per month are required upon reaching certain revenue goals as set out in the agreement. The individual has waived all payments, and the arrangement was cancelled during the first quarter of 2004.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 are as follows:

Deferred tax assets:
                  Net operating loss carryforward       $      309,726
                  Less: valuation allowance                   (309,726)
                                                        --------------
                  Net current deferred tax assets       $            -
                                                        ==============

Pro Squared has net operating loss carryforwards of $910,957 as December 31, 2004 which expire in the year 2021 and 2024. Pro Squared files a consolidated tax return with The Project Group.

NOTE 5 - ACCRUED LIABILITIES

Pro Squared owes approximately $232,000 in payroll taxes, including penalty and interest at December 31, 2004, all relating to taxes for years 2003 and prior.

NOTE 6 - DEBENTURES CONVERTIBLE INTO PRO SQUARED SHARES

On November 23, 2004, The Project Group issued two year $335,000 12% convertible debentures in exchange for 9,569,000 shares of common stock of Power Technology, Inc. The debentures include provisions allowing the holder to convert the unpaid/unconverted portion of the debenture and unpaid interest to shares of Pro Squared common stock (for 67% of the to be outstanding Pro Squared shares, if fully converted under this option). Pro Squared has guaranteed the obligations of The Project Group with respect to the delivery of shares of Pro Squared common stock should the holder of the debentures elect to accept Pro Squared common stock in payment of principal and/or interest.

Pro Squared also entered into an agreement to pay the holder of the debenture $5,000 per month beginning October, 2004, for consulting services for the RFID initiative and for assistance with corporate structuring and investor related matters. Warrants to purchase 5,000,000 shares at $.04 per share were issued in conjunction with the consulting agreement. Using the Black-Scholes option pricing method, a fair value of $311,315 was attributed to the warrants.

NOTE 7- WARRANTS

There were 5,000,000 warrants granted during 2004.

The weighted average fair value of the stock options granted during 2004 and 2003 was $.035 and $.00, respectively. Variables used in the Black-Scholes option-pricing model include (1) 3% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 159.33%, and (4) zero expected dividends.

Summary information regarding warrants is as follows:

                                                                                         Weighted
                                                                                          Average
                                                               Warrants                 Share Price
                                                              ----------                ------------
Outstanding at December 31, 2003                                       -                $          -

Year ended December 31, 2004:
    Granted                                                    5,000,000                         .04
    Exercised                                                          -                           -
                                                               ---------                ------------
Outstanding at December 31, 2004                               5,000,000                $        .04
                                                               =========                ============

Warrants outstanding and exercisable as of December 31, 2004:

                                                    - - Outstanding - -               Exercisable
                                             Number           Remaining                 Number
                      Exercise Price        of Shares               life               of Shares
                   -----------------     ------------         -------------          ------------
                        $0.04               5,000,000               3 years             5,000,000
                                         ------------                                ------------
                                            5,000,000                                   5,000,000
                                         ============                                ============


NOTE 8- SUBSEQUENT EVENTS

In conjunction with the commencement of the RFID initiative in the first quarter 2005, Pro Squared entered into a three-year employment agreement with Raphael Feldman to perform as President of Pro Squared. As part of the agreement Mr. Feldman received 1,000,000 shares of The Project Group common stock (fair value of $55,000). In return Pro Squared received RFID related equipment; certain processes, intellectual property and applications for delivery to RFID clients; RFID applications and demos; and client lists.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

In October 2004, the Company was notified of the resignation of Thomas Leger & Co, L.L.P. ("TL&Co") as the Company's independent certifying accountants. On the same date, the Company appointed Malone & Bailey, PC ("M&B") as the Company's new independent certifying accountants. The decision to appoint M&B was recommended and approved by the Company's board of directors.

TL&Co's reports on the financial statements for the years ended December 31, 2003 and December 31, 2002 did not contain an adverse opinion or disclaimer, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of TL&Co, there were no disagreements with TL&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of TL&Co, would have caused TL&Co to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company's two most recent fiscal years and any subsequent interim period preceding the dismissal of TL&Co, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

Prior to the engagement of M&B, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. The Company also did not consult with M&B regarding the type of audit opinion which might be rendered on the Company's financial statements and no oral or written report was provided by M&B.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its chief executive officer ("CEO") and chief financial officer ("CFO"). Based on this evaluation, management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective except that reports cannot be filed on time and that numerous significant adjustments were required. We are working to upgrade our accounting department and cash flow ability to make timely and accurate reporting possible.

During the quarter ended December 31, 2004, there were no significant changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 8B.  Other Information

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company's executive officers and directors, and their ages and positions as of April 13, 2005 are as follows:

                 Name         Age      Positions and Offices Held

Raphael Feldman                52      President
Craig Crawford                 52      Chairman, Chief Executive Officer, Chief
                                       Financial Officer and Director
William H. Moebius             74      Director
John Winchester                58      Director
Emmett R. McCoppin, Sr.        49      Director
Sean Hanson                    45      Director,

The Company's directors serve for a term of one year or until their successors are elected by the shareholders. The Company's executive officers are elected by our board of directors and serve terms of one year or until their death, resignation or removal by the board of directors.

Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

Raphael Feldman has served as President of Pro Squared since January 2005. From January to May 2005 Mr. Feldman served as CEO. Feldman has 26 years experience in technology consulting, including over 15 years focused on RFID applications and solutions. Prior to joining Pro Squared, Mr. Feldman founded and served as Chief Executive Officer of Sysgen, a full service privately held Internet and information technology consulting firm focused on web development, network infrastructure and RFID solutions. The RFID solutions consulting services practice of Sysgen was transferred to Pro Squared upon Mr. Feldman's joining the Company. Mr. Feldman Continues to serve as Chief Executive Officer of Sysgen.

Craig Crawford has served as Chief Executive Officer, Chief Financial Officer and a Director of Pro Squared since inception in 2001, as Chairman of the Board since 2005 and served as President and Chief Executive Officer from inception until January 2005 and served as Chief Executive Officer since May 2005. Mr. Crawford has served as President, Chief Executive Officer and a Director of Pro Squared's parent, The Project Group, Inc., since 2003. Mr. Crawford has over 25 years of experience in the management of operations in the process and construction industries, marketing and finance. From July 1997 to May 2001, Mr. Crawford served as President of Genisys Information Systems, Inc., a software consulting company.

William H. Moebius has served as a Director of Pro Squared since 2001 and served as Chairman of the Board from 2001 to January 2005. Mr. Moebius has served as Chairman of The Project Group ("the parent") since 2003. Mr. Moebius has over 40 years of experience in the construction and management of process facilities worldwide. From 1997 through 2001, Mr. Moebius served as a consultant for Genisys Information Systems, Inc. From 1991 to 1997, Mr. Moebius served as Vice President of Construction for Coastal Corporation where Mr. Moebius was responsible for millions of dollars of successful projects at Coastal facilities internationally. Mr. Moebius has also served in Senior Management positions, including President, in a number of engineering and construction companies. Mr. Moebius received his Bachelor of Science degree in Engineering from Yale University School of Engineering.

John Winchester has served as a Director of Pro Squared since 2001 and served as Senior Vice President of Pro Squared from 2001 to 2003. Mr. Winchester has served as Senior Vice President and Director of The Project Group since 2003. Mr. Winchester has over 32 years of experience in corporate systems data processing, including accounting, inventory and manufacturing control in a wide range of industries. From February 2001 until June 2001 Mr. Winchester served as a senior project manager for a consulting firm located in Maryland. From 1999 through February 2001, Mr. Winchester was an independent consultant and from April 1996 through October 1999 he served as the Vice President of Software Development for Genisys Information Systems, Inc.

Emmett R. McCoppin, Sr. has served as a Director of Pro Squared since 2001 and served as Chief Techology Officer from 2001 to 2003. Mr. McCoppin has served as Chief Technology Officer and Director of The Project Group since 2003. Mr. McCoppin has over 16 years of experience developing software for special applications within the scope of project management and budget tracking systems for government compliance programs. From 1997 through 2001 Mr. McCoppin served as a senior consultant/programmer for Genisys Information Systems, Inc.

Sean Hanson has served as a Director of Pro Squared since 2001 and served as Secretary and Treasurer from 2001 to 2003. Mr. Hanson has served as a Director, Treasurer and Secretary of The Project Group since 2003. Mr. Hanson has over 20 years of experience in a broad variety of responsible positions planning and construction process facilities for the petrochemical industry. From February 2001 through July 2001 Mr. Hanson served as the senior project manager for a consulting firm, located in Maryland, from 1997 through 2001 Mr. Hanson served as the Director of Project Management for Genisys Information Systems, Inc.

Committees of the Board

The Company does not presently maintain an audit committee, a compensation committee, a nominating committee or any other committees of the board of directors. Similarly, the Company does not have an "audit committee financial expert".

At such time as the Board determines that the size and scope of the Company's operations and its available financial resources warrant such, the Company expects to seek to add independent directors and to form committees to perform the functions of an audit committee, compensation committee and nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the Company's common stock, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements, except that Raphael Feldman failed to file a Form 3 reporting his initial appointment as an officer.

Item 10. Executive Compensation.

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 2004 of each person who served as the Company's Chief Executive Officer during 2004 and the next four most highly paid executive officers whose salary exceeded $100,000 (the "Named Officers").

                         Summary Compensation Table (1)

                                                                                               Long-Term
                                                        Annual Compensation                   Compensation
                                         -------------------------------------------------- -----------------
Name and                                    Salary           Bonus             Other             Stock
Principal Position              Year          ($)             ($)               ($)             Options
----------------------------- ---------- -------------- ----------------- ----------------- -----------------
Raphael Feldman,
  President and Chief           2004                 -                 -                 -                 -
  Executive Officer (2)         2003                 -                 -                 -                 -
                                2002                 -                 -                 -                 -
Craig Crawford,
  President and Chief           2004            10,102                 -                 -                 -
  Executive Officer (2)         2003                 0                 -                 -                 -
                                2002           118,320                 -                 -                 -


(1) Excludes amounts paid by the Company's parent, The Project Group, Inc., for services to the parent company. Also excludes 1,000,000 shares of common stock of The Project Group, Inc. issued to Mr. Feldman.

(2) Mr. Feldman served as Chief Executive Officer from January 2005 until May 2005. Mr. Crawford served as Chief Executive Officer prior to, and after, Mr. Feldman's term as Chief Executive Officer.

The Company currently pays no compensation for service of directors. The Company may consider payment of certain amounts to attract the services of independent directors.

The Company entered into an employment agreement with Raphael Feldman on January 10, 2005. Under the three-year agreement he was awarded 1,000,000 shares of The Project Group, Inc. common stock; in addition, he is to be paid $140,000 per annum and is entitled to a commission of 5% on personally generated gross sales receipts in year one, a commission of 2.5% in year two, and 1.0% in year three.

The Company presently has no employment agreements with any of its officers or employees, except Raphael Feldman, but expects to enter into employment agreements with key employees, to implement comprehensive compensation arrangements with its officers and to adopt benefit plans in the future at the discretion of the Board of Directors to attract and retain officers and key employees

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of May 15, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock,
(ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address                                       Number of Shares                      Percentage
of Beneficial Owner (1)                              Beneficially Owned (2)                   of Class
-----------------------                              ----------------------                   --------
Directors and Named Executive Officers

Raphael Feldman                                                  0                               0.0%

Craig Crawford                                                   0     (3)                       0.0%



William H. Moebius                                               0     (3)                       0.0%

John Winchester                                                  0     (3)                       0.0%

Emmit R. McCoppin, Sr.                                           0     (3)                       0.0%

Sean Hanson                                                      0     (3)                       0.0%

All directors and executive officers
 as a group (6 persons)                                          0     (3)                       0.0%

5% Shareholders

The Project Group, Inc. (4)                             58,654,266                              99.3%
----------

(1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of May 15, 2005.

(2) The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3) Excludes any interest in shares held by The Project Group, Inc. Messrs. Crawford, Moebius, Winchester, McCoppin and Hanson are each officers and/or directors of The Project Group, Inc. and each hold shares of common stock and/or convertible preferred stock in The Project Group, Inc.

(4) Address is 333 N. Sam Houston Parkway E., Suite 275, Houston, Texas 77060. After giving effect to the Reverse Split, The Project Group will hold approximately 3,476,880 shares of the Company's common stock.

The Project Group, Inc. has announced its intent to distribute to its shareholders a portion of its common stock holdings in the Company during the second quarter of 2005.

Item 12. Certain Relationships and Related Transactions.

On June 28, 2002 the Company entered into a secured promissory note payable of $50,000 with a shareholder of the Company. The notes bore interest at 18%. The note was repaid during 2003.

On May 28, 2003, the Company approved a resolution modifying the terms of a $98,000 note payable to a shareholder of the Company. The warrants previously issued with the note payable were modified to reflect an exercise price of $0.11 per share for the purchase of 1,000,000 pre-split shares of the parent company's stock. On May 28, 2003 the parent company calculated the fair market value of the warrants using the Black-Scholes option pricing model and determined that the fair market value was not material. The warrants were exercised during 2003. During 2003 the Shareholder converted the note into shares of the parent company's common stock.

In March 2003, and in connection with our becoming a subsidiary of Global Boulevard International, Inc. (now known an The Project Group, Inc.), the officers and directors exchanged their shares of Pro Squared, Inc. for shares of The Project Group, Inc. Pursuant to the agreement dated March 26, 2003, our then officers and directors, who were also the officers and directors of The Project Group, Inc., were granted an option to convert all of their The Project Group, Inc. Common Stock into a designated class of Class A preferred shares of The Project Group, Inc. that will offer voting rights identical to those rights of holders of common shares

Item 13. Exhibits

Exhibit
Number                      Description
------                      -----------

2.1 Agreement and Plan of Reorganization dated March 26, 2003, among Global Boulevard International, Inc., Pro Squared, Inc. and certain stockholders of Pro Squared, Inc. (incorporated by reference to the exhibits to the Company's Form 8-K on March 28,
                2003)

3.1             Certificate and Articles of Incorporation of Pro Squared, Inc.
                (incorporated by reference to the exhibits to the Company's Form 10-SB filed with the Commission on January 11, 2002)

3.2             Amended Certificate of Incorporation of Pro Squared, Inc.
                (incorporated by reference to the exhibits to the Company's Form 10-SB filed with the Commission on January 11, 2002)

3.3 Bylaws of Pro Squared, Inc. (incorporated by reference to the exhibits to the Company's Form 10-SB filed with the Commission on January 11, 2002)

10.1            Employment agreement dated January 10, 2005 with Ralph Feldman

10.2*           Consulting Agreement with Tim Connolly

31.1* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------------
*        Filed herewith

Item 14.  Principal Accountant Fees and Services.

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Malone & Bailey, PLLC and Thomas Leger & Co., L.L.P. for the audits of the Company's annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Malone & Bailey, PLLC and Thomas Leger & Co., L.L.P. during those periods.

                          Fiscal 2004  Fiscal 2003
                           ----------   ----------

      Audit fees (1)       $   16,350   $   12,800
      Audit related fees
      Tax fees                               1,750
      All other fees
                           ----------   ----------
          Total            $   16,350   $   14,550
                           ==========   ==========

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditor

At such time, if ever, as the Company forms an audit committee, the Company intends that the audit committee will establish a specific policy relating to pre-approval of all audit and non-audit services provided by the Company's independent auditors. As the Company does not presently maintain an audit committee, no such policy has been adopted to date.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PRO SQUARED, INC.

Date: May 23, 2005                         By: /s/ Craig Crawford
                                               ---------------------------------
                                               Craig Crawford
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                        Title                         Date
         ----                                        -----                         ----
/s/ Craig Crawford                  Chairman, Chief Executive Officer,          May 23, 2005
-----------------------------       Chief Financial Officer and Director
Craig Crawford                      (Principal Financial and Accounting Officer)


/s/ William H. Moebius              Director                                    May 23, 2005
-----------------------------
William H. Moebius


/s/ John Winchester                 Director                                    May 23, 2005
-----------------------------
John Winchester


/s/ Emmett R. McCoppin, Sr.         Director                                    May 23, 2005
-----------------------------
Emmett R. McCoppin, Sr.


/s/ Sean Hanson                     Director                                    May 23, 2005
-----------------------------
Sean Hanson