Form 10QSB
period 2005-03-31
PRO SQUARED INC
filed 2005-06-28
CIK 1164500

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         Commission File Number 0-21931

                                PRO SQUARED, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


                  Texas                                      76-0686021
         State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)


         333 N. Sam Houston Parkway E., Suite 275, Houston, Texas 77060
                    (Address of principal executive offices)

                                 (713) 445-3333
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of June 15, 2005 was 3,500,000

                                PRO SQUARED, INC.
                                -----------------

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

             Balance Sheet as of March 31, 2005...............................3

             Statements of Operations for the three months
              ended March 31, 2005 and March 31, 2004.........................4

             Statements of Cash Flows for the three months
              ended March 31, 2005 and March 31, 2004.........................5

             Notes to Financial Statements....................................6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............7

         Item 3. Controls and Procedures    ..................................8

PART II  OTHER INFORMATION

         Item 5.  Other Information ..........................................9

         Item 6.  Exhibits ...................................................9

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                PRO SQUARED, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS
   Cash                                                             $     4,783
   Accounts receivable                                                      624
                                                                    -----------
   Total current assets                                                   5,407
                                                                    -----------

TOTAL ASSETS                                                        $     5,407
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                 $    35,757
   Accrued liabilities                                                  235,848
   Payable to parent company                                            578,234
                                                                    -----------
   Total current liabilities                                            849,839
                                                                    -----------

SHAREHOLDERS' DEFICIT
   Preferred stock, par value $.001, 10,000,000
      shares authorized, none issued                                         --
   Common stock, par value $.001, 300,000,000
      shares authorized, 3,500,000 shares issued
      and outstanding (as restated)                                       3,500
   Paid-in capital                                                      841,096
   Accumulated deficit                                               (1,689,028)
                                                                    -----------

   Total shareholders' deficit                                         (844,432)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $     5,407
                                                                    ===========

                                PRO SQUARED, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


                                                     2005               2004
                                                     ----               ----

REVENUE                                         $      15,123                --

COST OF REVENUE                                        42,878                --
                                                 ------------      ------------

GROSS PROFIT (LOSS)                                   (27,755)               --
                                                 ------------      ------------

GENERAL AND ADMINISTRATIVE
  Salaries and benefits                                78,560                --
  Professional and consulting fees                     18,975                --
  Travel and entertainment                              2,707                --
  General and administrative, other                    27,508                --
                                                 ------------      ------------

  Total general and administrative                    127,750                --
                                                 ------------      ------------

  NET LOSS                                       $   (155,505)     $         --
                                                 ============      ============

  Basic and diluted loss per share               $      (0.04)     $      (0.00)
                                                 ============      ============

  Basic weighted average shares outstanding         3,500,000         3,500,000
                                                 ============      ============

                                PRO SQUARED, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2003
                                   (UNAUDITED)

                                                                 2005            2004
                                                               ---------       ---------
OPERATING ACTIVITIES
    Net loss                                                   $(155,505)      $      --
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    (Increase) decrease in assets:
        Accounts receivable                                         (624)          3,475
    Increase (decrease) in liabilities:
        Bank overdraft                                            (8,200)             --
        Accounts payable                                           8,942         (57,592)
        Accrued liabilities and interest payable                   3,498             442
                                                               ---------       ---------

        Net cash (used in) provided by operating activities     (151,889)        (53,675)
                                                               ---------       ---------

FINANCING ACTIVITIES
    Payable to parent                                            156,672          34,050
                                                               ---------       ---------

INCREASE (DECREASE) IN CASH                                        4,783         (19,625)
CASH AT BEGINNING OF PERIOD                                           --          37,992
                                                               ---------       ---------
CASH AT END OF PERIOD                                          $   4,783       $  18,367
                                                               =========       =========

                                PRO SQUARED, INC.
                 NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS


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

These financial statements should be read in conjunction with the financial statements and footnotes on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - EMPLOYMENT CONTRACT

In conjunction with the commencement of the RFID initiative in the first quarter 2005, Pro Squared entered into a three-year employment agreement with Raphael Feldman to serve as President of Pro Squared for $140,000 per annum. As part of the agreement Mr. Feldman received 1,000,000 shares of The Project Group common stock (fair value of $55,000) as a signing bonus.

NOTE 3 -  REVERSE STOCK SPLIT AND OTHER EQUITY CHANGES

In February 2005, the Board of directors approved a 1 for 16.8698 reverse stock split which would reduce the shares of Pro Squared common stock outstanding from 59,044,266 shares to 3,500,000 shares. The Board further approved an increase in the authorized shares of common stock, following the reverse stock split, to 300,000,000 shares, a reduction in the par value to $.001 and authorized the issuance of up to 10,000,000 shares of preferred stock which may be created in multiple series. Articles of Amendment to carry out the reverse split and other changes in authorized capital were filed on May 20, 2005. Shares outstanding and per share amounts reflected herein are revised retroactively to give effect to the reverse split.

NOTE 4 - LOANS FROM PARENT COMPANY

During the three months ended March 31, 2005 and 2004, Pro Squared's principal shareholder, The Project Group, Inc. advanced $156,672 and $34,050, respectively to Pro Squared to finance operations. At March 31, 2005, advances payable to Project Group totaled $578,234.

Item 2. Management's Discussion and Analysis

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at March 31, 2005 included herein and our financial statements at December 31, 2004 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, our anticipated capital requirements and capital resources.

2005 Developments

In conjunction with the determination to enter into the RFID consulting market, Project Group, in February 2005, determined to distribute to its shareholders a majority of the shares of stock of the Company held by Project Group. The distribution of shares by Project Group is intended to permit the Company to fully develop its business plan including attracting and retaining key officers and employees and securing capital. The distribution is expected to occur in the second half of 2005. There is no assurance, however, the distribution will be completed or that the Company will be able to successfully attract and retain key officers and employees or capital following the distribution.

In May 2005, the Company affected a 1-for-16.8698 reverse stock split reducing shares of common stock outstanding to 3,500,000.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2004. As of, and for the quarter ended, March 31, 2005, there have been no material changes or updates to the Company's critical accounting policies.

Results of Operations

Since the fourth quarter of 2004, the Company has been engaged in RFID operations and all related expenses are borne by the Company. From June 30, 2003 to October of 2004, the Company was dormant and ongoing expenses were borne by the Company's parent, The Project Group. Accordingly, a comparison of the results of operations for the quarters ending March 31, 2005 and 2004 is not considered meaningful.

During the quarter ended March 31, 2005, the Company had revenues of $15,123 from initial RFID projects with related cost of sales of $42,878. The Company anticipates its revenue and gross profit will grow beginning later in 2005 as it gains acceptance in the RFID market. Operating expenses are also expected to increase substantially to support the RFID initiative with expenses growing faster than revenue initially

General and administrative expense during the first quarter of 2005 included salaries and benefits of $78,560, professional fees of $18,975, an allocation of overhead costs from parent of $ 9,300, and $6,734 of penalty and interest related to unpaid payroll taxes originating in 2003 and prior.

Net loss for the quarter was $155,506.

There is no assurance that the Company will be able to successfully carry out its RFID initiative and establish its RFID market or that it will ever attain profitability. Further the Company lacks necessary financial resources and is dependent upon advances from Project Group to fund its operations. Project Group has no obligation to fund the Company and the Company believes Project Group lacks sufficient resources to fully implement the Company's business plan. Accordingly, the Company's ability to implement its business plan is dependent upon its ability to secure financing. The Company has no commitments to provide required financing as of June 15, 2005.

The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.

Liquidity and capital resources

At March 31, 2005, the Company had total assets of $5,407; total current liabilities of $849,839, including advances from Project Group of $578,234 and delinquent payroll taxes, including penalties and interest, from 2003 and prior periods of $220,480; and total shareholders' deficit of $844,432. The Company has an informal agreement with the IRS pursuant to which the Company is required to pay $10,000 per month toward delinquent payroll tax obligations.

The Company is substantially dependent upon Project Group to provide funding to support its operations and to fund payment of its delinquent payroll tax obligation. During the quarter ended March 31, 2005, Project Group advances to support the Company's operations totaled $156,672. The advances from Project Group are currently payable and are not interest bearing. For the foreseeable future, substantially all net cash flow, if any, from operations are expected to be applied to repayment of the advances from Project Group.

As the Company expects to operate at a loss during the early stages of its RFID initiative, it is substantially dependent upon Project Group or third parties to provide financing needed to support and grow operations. The Company believes that Project Group will continue to provide financing, to the extent it has available funds, but the Company, at June 15, 2005, has no commitments from Project Group or any other sources to provide financing and the Company believes that Project Group's ability to provide financing is limited. Unless and until it receives substantial financing commitments, the Company anticipates that its ability to fully implement its RFID initiative, grow its revenues and attain profitability is severely limited.

The company is not aware of any other material trend, event or capital commitment that would potentially adversely effect liquidity.

Project Group Share Issuance Guarantee

On November 23, 2004, The Project Group issued two year $335,000 12% convertible debentures. The debentures include provisions allowing the holder to convert the unpaid/unconverted portion of the debenture and unpaid interest to shares of the Company's common stock (for 67% of the to be outstanding shares, if fully converted under this option). The Company has guaranteed the obligations of Project Group with respect to the delivery of shares of the Company's common stock should the holder of the debentures elect to accept the Company's common stock in payment of principal and/or interest. In addition, The Project Group entered into a two year consulting agreement with Corporate Strategies, which calls for payments of $5,000 per month in cash or stock. The consulting services are performed for the Company and this consulting agreement is planned to be transferred to the Company once the spin out is complete.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its chief executive officer ("CEO") and chief financial officer ("CFO"). Based on this evaluation, management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective except that reports cannot be filed on time and we lack normal segregation of responsibilities as a result of our CEO also serving as CFO. We are working to upgrade our accounting department and cash flow ability to make timely and accurate reporting possible.

During the quarter ended March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 5. Other Information

Effective May 20, 2005, the Company amended its Articles of Incorporation to (1) carry out a 1 for 16.8698 reverse stock split, reducing the shares of common stock outstanding from 59,044,266 shares to 3,500,000 shares, (2) increase the authorized shares of common stock, following the reverse stock split, to 300,000,000 shares and reduce the par value to $.001, and (3) authorize the issuance of up to 10,000,000 shares of preferred stock which may be created in multiple series.

Item 6. Exhibits

         3.1      Articles of Amendment to Articles of Incorporation, filed May
                  2006

         31.1 Certification by the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                       PRO SQUARED, INC.


Dated:  June 22, 2005                  By: /s/ Craig Crawford
                                           -------------------------------
                                           Craig Crawford
                                           Chairman, Principal Executive Officer
                                           and Principal Accounting Officer